Form 10-K
period 2011-03-31
HARBOR ISLAND DEVELOPMENT CORP.
filed 2011-07-14
CIK 1490824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

HARBOR ISLAND DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-166522	27-2464185
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
2275 NW 150th Street, Unit B Opa Locka, FL 33054 (Address of principal executive offices)
(305) 688-7494
(Registrant’s Telephone Number) Copy of all Communications to: Carrillo, Huettel & Zouvas, LLP 3033 5th Avenue, Suite 400 San Diego, CA 92103 Phone: 619-546-6100 Fax: 619-546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2010 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is not currently traded in the over-the-counter market.

As of July 6, 2011, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Harbor Island Development Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Overview of the Company

The Company was incorporated in the State of Nevada on March 19, 2010.  We are a development stage company that plans to be a leading retailer of beach and island resort apparel. More specifically, we plan to specialize in the resale of wholesale apparel primarily for women.  Our corporate office is located in Opa Locka, Florida; therefore, our initial marketing focus will be within the South Florida area. Since we are a development stage company, to date we have recorded no revenue, and our operations have been limited to activities related to our Company’s formation and the initial licensing agreement with our distributor, as discussed herein. Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements).  Until such time that we are able to establish a consistent flow of revenues from our operations sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

The mission of the Company is to become a leading distributor and reseller of quality beach and island resort apparel through multiple sales venues.  We would like to put our Company in a position to grow rapidly with as little out-of-pocket expense as possible, yet, not sacrifice the quality or superior customer service that we feel is necessary to become a leading retailer.

Our Business and Principal Products

Currently, our business plan is centered around a Non-exclusive Distributor Agreement that we entered into on March 12, 2010 with Island Stuff USA, and which agreement was subsequently amended on July 23, 2010.

Donald Ross, our Company’s sole officer and director, was able to easily secure our Non-exclusive Distributor Agreement with Island Stuff USA because of his relationship with the owner.  Island Stuff USA is owned by Donald Ross’ brother, Steve Ross. We feel this relationship will be a large advantage to the Company.  It has already proven to be an asset whereby Island Stuff USA has agreed to let our Company utilize part of its warehouse as our corporate office.  This could prove to be extremely helpful in keeping our start-up costs low.

We believe that the first year of our operations will be devoted solely to the sale and marketing of Island Stuff USA apparel. We do not plan to seek out additional distributorships in our start-up phase unless we begin to generate steady revenue from the products that we plan to purchase from Island Stuff USA.  We know that the key factors that will enable us to effectively grow in the clothing retail industry are our price point on goods, customer service, effective marketing and quality control of all items that we sell.  To further our plan of operations beyond this start-up phase, we will require additional funding.

Our initial order from Island Stuff USA will mainly include women’s beachwear and casual apparel.  According to an article written by Aspire Marketing, a study conducted in May 2010 on international spending habits of people under the age of 30 found that 40% women spend a majority of their extra money (money left over each month after necessary expenses) on clothing, compared to just 12% of men. Consumer shopping statistics also reveal that women are responsible for 83% of all consumer purchases.  We feel that the items we have chosen for our initial order will give us a well-rounded selection of apparel for our potential customers within our target market. When our e-commerce website is fully developed, we would like to have a diverse selection of products to choose from, while keeping our upfront costs low.

About Island Stuff USA

Island Stuff USA was established in 2000 and has grown to be a leading wholesaler of beach, resort and summer apparel to mass retail, specialty shops, grocery and drug stores, located in the Caribbean and in other destination locations. They distribute their products across the United States and currently export to 13 different countries.  Island Stuff USA caters to American women and all of their garments are cut to fit the American body and taste.  Island Stuff USA products, through various distributors, can be purchased in Wal-Mart, Walgreens, and in boutique gift shops in the Caribbean and United States. There are currently five non-exclusive distributors selling Island Stuff USA products, and large distributors receive a discount based upon quantities ordered.

Island Stuff USA produces both knit and woven clothing and they custom design fabrications and pattern designs.  They also employ their own staff of industry professionals in China and Indonesia and pride themselves on quality value.  Their product development team has mastered the entire process of bringing a product to the market. From idea generation and screening, to concept development and testing, to financial analysis and market testing, their team of professionals carefully plan and implement their business strategy from beginning to end.

Having created countless products over the years from many different countries, Island Stuff USA’s sourcing team is experienced in finding factories around the globe that can reliably meet all production expectations for any product. They work with established factories in the Far East, Central America, the Caribbean, as well as here in the United States. Their team of sourcing professionals travels to factories constantly and they know the genuine capabilities of each and every factory. Island Stuff USA’s founders and partners represent the essence of entrepreneurship. They have 19 years of business experience and know what it takes to create a business, build a business, build a brand, integrate and market new products, maintain a business, and successfully grow a business. They respect those who have entrepreneurial visions and goals, and their expertise will be of invaluable assistance to our start-up organization.

As we press on through the start-up phase of our Company, we believe that consulting with the staff at Island Stuff USA will truly be an invaluable commodity.  They have a ten year history of sales, and we believe that they will help jumpstart our distribution of their apparel.  It is a win-win for both parties involved because they are simply a wholesaler, and we will seek to be their leading reseller. As Island Stuff USA is a bulk wholesaler that does not sell directly to the public, we do not foresee Island Stuff USA being a competitor of ours.

Our Plan of Operations, Distribution Methods and the Industry

Our first year of operations will be devoted primarily to distributing products from Island Stuff USA. Initially, our first mode of sales will be through an e-commerce, shopping cart website.  We have calculated the total costs of setting up a website, and feel that this would be the most cost-effective way to begin the sale of our first batch of inventory from Island Stuff USA and promote our sales.  As we generate revenue through our website sales, we plan to seek out trade shows to attend.  Trade shows offer a large number of vendors and buyers in one place, and we believe that this venue could boost our brand awareness, and ultimately move our Company in the direction of gift shops, mall kiosks, and retail stores.

We believe that most apparel sales are conducted through department and chain stores, although growing levels of sales can be attributed to mass merchants, off-price retailers, online retailers and specialty stores. Many specialty retailers are located in vacation areas and tailor their inventory to local demand. While they only constitute a small percentage of total apparel sales, we believe that online retailers have made large strides in gaining market share, and that a lucrative niche market exists for specialty stores tailored to the vacation market. We intend to capitalize on the popularity of the growing “non-store” retail market, by focusing on online-based sales. However, we will not limit our growth potential to web-based sales alone.

We have taken the first step towards the setup and development of our website by purchasing our website domain www.HarborIslandApparel.com, and designing our logo that will become the branding icon for our website, apparel, and product tags. Once we acquire sufficient funding, we plan to purchase and develop our website.  For this, we will use Level Ten Hosting at www.leveltenhosting.com to purchase an e-commerce template and to host our website.  We will also need to start a merchant bank account with a merchant banker, and obtain an online payment gateway for instant credit card processing such as www.Authorize.net.  Once these items are in place, we will be ready to begin accepting orders through our website.  The website will be equipped with a shipping estimator so, that upon checkout, any customer may see the total price that they will be spending on their purchase.  We plan to use the United States Postal Service for the shipping of our products, and we will add $2 to each shipping estimate as processing and handling to pay for the packaging costs that we will incur.  Based on our initial research, we anticipate that we should be able to develop our website for a low price relative to industry standards. Total initial out-of-pocket expenses for our website be approximately $600, plus a monthly fee of approximately $40 for both the merchant banker and the payment gateway.  We expect to pay no more than $100 per year for our website hosting. Shipping will be a non-factor in terms of cost because the customer will be paying for all shipping costs.

We believe that our price point on apparel will allow us to effectively make sales through our website, and our low overhead will allow us to gain traction in the clothing industry.  We believe that we will set our initial price point at a 100% markup from wholesale.  We will use this price point for our website sales, and set different prices on apparel as each new sales outlet provides.  Prices will strongly depend on the target market of a given area, and the marketing we will have to put into that particular area.

Licensing

Currently, our business plan is centered around a Non-exclusive Distributor Agreement that we entered into on March 12, 2010 with Island Stuff USA, and which agreement was subsequently amended on July 23, 2010.  The sale of licensed products is a key element of our business strategy and we intend to expand our offerings of licensed products over the coming years. Under typical license agreements, minimum net sales of licensed products are required and royalty and advertising payments must be paid to the licensor (usually based on a percentage of net sales of licensed products). Usually, a failure to satisfy the requirements or meet the obligations of a license agreement will give a licensor the right to terminate our license.

Our current license agreement with Island Stuff USA does not include any performance criteria; however, the license is terminable at any time by either party. Our management intends to develop an excellent working relationship with Island Stuff USA in order to ensure that the license agreement remains in place. We will work with Island Stuff USA to ensure the highest satisfaction in our sales and distribution efforts.

Marketing Plan/Budget

Our marketing strategy will begin with word of mouth, which will always be our most important means of promotion.  In order to effectively market the Company as a retailer of resort and beach apparel, we will focus on establishing a strong marketing, advertising and distribution presence in beach activity marketplaces. If we generate significant revenues, we intend to implement an advertising and marketing campaign to increase awareness of the Company and to acquire new customers through multiple channels, including traditional and online advertising and direct marketing.

We plan to brand and market our website first and foremost. We believe that having a website with a great design, easy navigation, and purchasing capability is a key factor to online shopping.  Once our website is fully developed, we will begin to market and advertise our website with cost-effective online marketing tools.  We will begin with search engine optimization (SEO) of our website.  This will increase our websites ranking on search engines within organic keyword searches.  There are many different ways to improve SEO of a website, and many companies can charge up to $15,000 to provide SEO.  We plan on initiating the SEO of our website ourselves to keep our costs down.

We also plan to use social media forums, such as Facebook®, Twitter® and Myspace®, to begin the branding of our products.  Through venues like these, we will be able to place our brand in front of millions of Internet users and potential customers every day with no additional out-of-pocket expense.  Also, by gaining followers on these social media websites, we believe that it will help us form a bond with our potential customers, and possibly lead to repeat sales.

As we generate revenues from our website sales, we plan to initiate online advertising through large search engines such as Google® and Yahoo!®, and also through Facebook®.  These companies have developed advertising programs, which only charge an advertiser when their ad is actually clicked on.  This form of advertising is called cost-per-click advertising or CPC.  Advertising with these online companies will allow us to place keyword specific advertisements in our target market.  With relatively little cost, we will be able to develop an online marketing presence that reaches our target market, and we will only have to pay advertising fees when people with genuine interest in our products click on our ads.

If our online marketing efforts prove to be successful, we will begin a print media campaign focused in the South Florida region.  We will begin with postcard mailers, and move towards print advertising in newspapers and magazines.  We plan to do all of our own graphic design in our print advertising, so that our costs remain as low as possible.  We will save a tremendous amount of money by developing our own fliers and advertisements because graphic designers charge anywhere from $70-$150 per hour for their work.  Also, by using large online print companies such as www.uprinting.com, we will be able to save large amounts of money on printing costs.

TimeLine of Anticipated Operational Milestones

The Milestones table hereunder is designed to illustrate the Company’s plan of operations and the associated costs for the next twelve months and beyond.  The Company’s operations will include creation and development of an e-commerce website for sales, ordering of inventory and supplies in preparation for sales, and seeking out and securing arrangements with existing retailers to distribute our products for resale, but does not include the establishment of a physical retail store. This table does not take into account offering expenses, legal, accounting and other professional fees.

Timeline	Activity	Anticipated Costs	Description of Milestone Activity
0-4 Months	Make an initial purchase from Island Stuff USA	$1,170 to purchase our initial inventory order	Our proposed initial order from Island Stuff USA will consist of twelve different styles of apparel, with twelve pieces each. This will give us an initial inventory of 144 garments.
Begin the design and development of www.harborislandapparel.com, as a fully functional e-commerce website

Around $600 for the purchase of a website template, hosting for one year, and the initial setup* of a merchant bank account and payment gateway (*Additional monthly fee of $40/month incurred after initial month).

The Company intends to use Level Ten Hosting for the purchase of a website template and an e-commerce hosting package.  We plan to use Moneris Services for our merchant banker, and Authorize.net for our credit card processing payment gateway. This activity is not dependent on future financing.

	Begin the branding of our products through the use of social media websites	$0 will be needed to start this form of marketing. It will only require the time of our sole officer and director

We anticipate using Facebook®, Twitter® and Myspace® for our initial product branding.  This will allow us to reach millions of potential customers at no cost to us, and therefore is not dependent on future financing.

3-5 Months	Begin online advertising campaigns through Google®, Yahoo!® and Facebook®	We are budgeting between $4,800-8,300 for online advertising. The cost of these campaigns will vary and will be dependent on our ability to obtain future financing.	Assuming the Company's financing activities are meeting expectations, we do not foresee any reason that this activity would be delayed or suspended.
	Begin placing ads in local media and produce postcard mailers seeking targeted marketing	$1,000 - $1,500 - We will design our own ads to keep costs low, and distribute to our local target market. The media we choose to place ads in will be dependent on future financing.	We anticipate distributing up to 10,000 postcards at a time. We plan to distribute them on beaches and boardwalks, as well as through standard mail, minimizing our postage costs.
	Begin a full e-mail marketing campaign to supplement our print advertising	$500 - $1,500 - We will use the e-mail address of our growing customer base, and possibly purchase targeted e-mail lists.

Assuming the Company's other proposed advertising activities are proving successful, we do not see any reason why this would be delayed.  The size of the e-mail lists that we may purchase will determine the costs involved and will be dependent on future financing.

4-6 Months	Begin placing ads in local media seeking qualified sales associates and begin the hiring process.

$500 - $1000 for ads - We will only pay to place ads in local newspapers if we are unable to adequately utilize free internet job websites. Our ability to place paid ads will be dependent on future financings and/or generated revenue.  We have budgeted between $4,000 to $12,000 for initial employee salaries, depending on how many employees we decide to hire, which is dependent on future financing or successful operations.

We anticipate seeking out sales persons with sales experience in the retail clothing industry. We will offer no benefits and will base our hourly wages on what is customary for retail sales in our initial region. We have budgeted to pay around $8.50/hour for around 15 hours a week for 1-3 employees. We do not anticipate offering a commission structure; however, commission may be implemented once we have begun complete operations.

5-12 Months	Seek a booth at certain trade shows to further expand the branding of our products	$5,000 - $9,000 – Booth space at trade shows is expensive, but could prove to be a very important step in branding	Based on the financings obtained and the revenues we are generating at the five month mark, we will seek out booths in trade shows.
After 12 Months	Continue marketing and advertising	This cost will be completely dependent on the revenue that we are generating at the time and future financing.	We will continue marketing and advertising our products using word of mouth, print and email media campaigns and internet advertising.

As set forth in the table above, we anticipate our minimum total first year "start-up" costs to be roughly $19,000.  However, depending on revenue, we may be able to devote more capital to marketing and advertising, consultants and/or staff.  We anticipate our maximum “start-up” costs to be approximately $37,000. If we do not generate enough revenue to implement our business plan, additional funding will be required and will likely be in the form of debt financing or equity financing from the sale of our common stock or sales of convertible promissory notes that are convertible into shares of our common stock. We will seek out additional funds from friends, family, and business acquaintances; however, there is no guarantee that such funds will be available since we haven’t received any firm commitments or indications of interest from such persons regarding potential investments in our Company. If we do not obtain the necessary additional financing, we will be forced to scale back our plan of operations and our business activities. At this time, neither the Company nor management has any plans, or has entered into any discussions, written or unwritten, with any third-party relating to any merger acquisitions or business combination transaction. The Company and its Management are committed to the foregoing plan of operations and will use all reasonable means to effectuate the Company's business plan.

Growth Strategy

Our long-term goal, assuming we are successful in initiating our business plan, is to build an all-season diversified apparel company with a broad portfolio of brands that we will offer in multiple channels of retail distribution.  In order to reach this goal, we will put into action the following growth strategies:

Execute new initiatives. We intend to seek opportunities to offer products for all seasons. This may include finding new apparel companies to form distributorships with, or if cost effective for us, we may use our relationship with Island Stuff USA to manufacture our own clothing using their facilities abroad.

Extend our marketing and advertising capabilities. As we grow, we believe that our money will be best spent on marketing the products we sell.  We plan to expand our advertising campaigns to include the branding of our products.

Seek attractive acquisitions. We plan to pursue acquisitions of complementary product lines and businesses, which could include wholesale and retail opportunities.

Competition

The beach apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. We believe that success in this industry depends in large part upon the ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner. Initially, we will be relying on Island Stuff USA to adjust its production to the changing demands of the consumer, and we will purchase our orders accordingly.

We compete with numerous apparel manufacturers, distributors and designers which operate in the beachwear and resort apparel markets.  We do not currently have, nor do we expect to have, exclusive relationship(s) with Island Apparel USA or other future supplier(s).  Many of the designers, manufacturers, and retailers, domestic and foreign, that we compete with are significantly larger and have substantially greater resources than we do. These companies may be able to engage in larger scale branding, advertising and manufacturing activities than we can. Further, with sufficient financial backing, talented designers can become competitors within several years of establishing a new label.

We will compete primarily on the basis of fashion, quality, and service. Our business depends on our ability to shape and stimulate consumer tastes and demands by marketing innovative and exciting beachwear, as well as on our ability to remain competitive in the areas of quality and price.  We believe that our price point and customer service will allow us to be a competitive apparel company within our target market.  By doing a simple Internet search for a sarong, defined as a length of fabric often wrapped around the waist and worn as a skirt by women, shopping results vary from $14.99 – $44.00.  We plan on selling our sarongs through our website at $14.00.  Also, because we are only a distributor, and not the actual manufacturer of our clothing, we believe that we will be able to direct our focus on customer service.

Additionally, Island Stuff USA allows us to use a portion of their warehouse as our corporate office, thus, we will not have to pay any additional shipping fees to receive our orders from them.  This gives us a strong advantage over competing distributors because it will allow us to maintain a lower price point, and realize more profits from our sales.  Also, because we are located at the Island Stuff USA warehouse, we should be able to maintain the highest level of product quality control.

Government Regulation

Our products are subject to regulation by the Federal Trade Commission in the United States. Such regulations relate principally to the labeling of our products. We believe that any product that we resell will be in substantial compliance with such regulations, as well as applicable federal, state, local, and foreign rules and regulations.

Any import or export operations we engage in will also be subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. Those agreements, which have been negotiated bilaterally, either under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Agreement, or other applicable statutes, impose quotas on the amounts and types of merchandise which may be imported into the United States from these countries. Those agreements also allow the signatories to adjust the quantity of imports for categories of merchandise that, under the terms of the agreements, are not currently subject to specific limits. Any imported products that we may sell, may also be subject to United States customs' duties.

Employees

We have no employees, other than Donald Ross, our sole officer and director.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

We do not own any real estate. Our sole supplier, Island Stuff USA, currently provides us with office space at 2275 NW 150th Street, Unit B, in Opa Locka, FL 33054 and our current telephone number is 305-688-7494. We do not pay for use of these premises, as it is offered to us by our sole supplier. However, our use of this space may be terminated at any time, with no penalty or termination fee due to the Company.  The space is utilized for general office purposes and it is our belief that our space is adequate for our immediate needs. Additional space may be required as we expand our operations. As of the date of this filing, we have not sought to move or change our office site.   In the event that we do seek to move or change our office site, we do not foresee any significant difficulties in obtaining other office space.

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

[REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of March 31, 2011, there is no public market for our common stock.  We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board.

Record Holders

As at June 22, 2011, an aggregate of 5,000,000 shares of our common stock were issued and outstanding and were owned by approximately 1 holder of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	March 31, 2011	March 31, 2010
	$	$
Current Assets	242	15,444
Current Liabilities	105,796	16,276
Working Capital Deficit	(105,554)	(832)

Cash Flows

	March 31, 2011 $	March 31, 2010 $
Cash Flows from (used in) Operating Activities	(60,690)	(719)
Cash Flows from (used in) Financing Activities	45,488	16,163
Net Increase (decrease) in Cash During Period	(15,202)	15,444

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended March 31, 2011 was $100,190 and were comprised of $13,740 of general and administrative $27,500 for management fees which are incurred at a rate of $2,500 per month to the President and Director of the Company for eleven months during the year, and $58,950 for professional fees relating to accounting and audit costs as well as legal costs associated with the Company’s S-1 registration process and subsequent filing of quarterly SEC reporting documents.

Operating expenses for the period from March 19, 2010 (date of inception) to March 31, 2010 was $5,719 and were comprised of $719 of general and administrative and $5,000 for management fees, which are incurred at a rate of $2,500 per month to the President and Director of the Company.

Net loss for the year ended March 31, 2011 was $104,722, or $0.02 per share compared with a net loss of $5,832 and $nil loss per share for the year ended March 31, 2010.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash balance and total assets were $242 compared to $15,444 as of March 31, 2010.  The decrease in cash was attributed to the fact that the Company incurred cash to settle outstanding obligations during the fiscal year and did not raise any new equity financing.

As at March 31, 2011, the Company had total liabilities of $105,796 compared with total liabilities of $16,276 as at March 31, 2010.  The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $16,532 due to the lack of sufficient cash flow for the Company to repay its obligations on a timely basis, increase in amounts due to related parties of $27,500 relating to the quarterly management fee owed to the President and Director of the Company at a rate of $2,500 per month commencing in March 2010, and $61,651 relating to additional notes payable issued by the Company to repay outstanding obligations.

As at March 31, 2011, the Company had a working capital deficit of $105,554 compared with a working capital deficit of $832 as at March 31, 2010.  The increase in working capital deficit was attributed to day-to-day obligations of the Company that are unpaid given the fact that the Company lacks sufficient cash flow to repay its debts on a timely basis.

Cashflow from Operating Activities

During the year ended March 31, 2011, the Company used $60,690 of cash for operating activities as compared to $719 during the period from March 19, 2010 (date of inception) to March 31, 2010.  The use of cash for operating activities is attributed to the fact that the Company raised $45,488 in debt financing during the year and used the proceeds to repay outstanding operating costs incurred during the fiscal year.

Cashflow from Investing Activities

During the year ended March 31, 2011, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended March 31, 2011, the Company received $45,488 of cash from financing activities compared to $16,163 during the period from March 19, 2010 (date of inception) to March 31, 2010.  The increase in cash received from financing activities is attributed to the fact that the Company was able to secure additional debt financing to finance its development costs.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Financial Statements

March 31, 2011

Index

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statements of Cash Flows

F-5

Statement of Stockholders Deficit

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Harbor Island Development Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Harbor Island Development Corporation (a development stage company) as of March 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended March 31, 2011 and the periods from March 19, 2010 (inception) through March 31, 2010 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Island Development Corporation, as of March 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 6, 2011

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Balance Sheets

	March 31, 2011 $	March 31, 2010 $

ASSETS

Current Assets

Cash	242	15,444

Total Assets	242	15,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	12,000	–
Accrued liabilities	4,645	113
Due to related parties	27,500	–
Notes payable – related	53,551	8,063
Notes payable	8,100	8,100

Total Liabilities	105,796	16,276

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 5,000,000 shares issued and outstanding	5,000	5,000

Deficit accumulated during the development stage	(110,554)	(5,832)

Total Stockholders’ Deficit	(105,554)	(832)

Total Liabilities and Stockholders’ Deficit	242	15,444

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Operations

	Year Ended March 31, 2011 $	For the period from March 19, 2010 (Date of Inception) to March 31, 2010 $	Accumulated from March 19, 2010 (date of inception) to March 31, 2011 $

Revenue	–	–	–

Operating Expenses

General and administrative	13,740	719	14,459
Management fees	27,500	5,000	32,500
Professional fees	58,950	–	58,950

Total Operating Expenses	100,190	5,719	105,909

Loss from Operations	(100,190)	(5,719)	(105,909)

Other Expense

Interest expense	(4,532)	(113)	(4,645)

Net loss	(104,722)	(5,832)	(110,554)

Net loss per share, basic and diluted	(0.02)	–

Weighted average number of shares outstanding	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended March 31, 2011 $	For the period from March 19, 2010 (date of inception) to March 31, 2010 $	Accumulated from March 19, 2010 (Date of Inception) to March 31, 2011 $

Operating Activities

Net loss for the period	(104,722)	(5,832)	(110,554)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Shares issued for management fees	–	5,000	5,000

Changes in operating assets and liabilities:
Accounts payable	12,000	–	12,000
Accrued liabilities	4,532	113	4,645
Due to related parties	27,500	–	27,500

Net cash used in operating activities	(60,690)	(719)	(61,409)

Financing Activities

Proceeds from notes payable	45,488	16,163	61,651

Net cash provided by financing activities	45,488	16,163	61,651

Increase in cash	(15,202)	15,444	242

Cash, beginning of period	15,444	–	–

Cash, end of period	242	15,444	242

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From March 19, 2010 (Date of Inception) to March 31, 2010

	Common Stock		Accumulated
	Shares	Par Value	Deficit	Total
	#	$	$	$

Balance – March 19, 2010 (Date of Inception)	–	–	–	–

Issuance of Founders shares	5,000,000	5,000	–	5,000

Net loss for the period	–	–	(5,832)	(5,832)

Balance – March 31, 2010	5,000,000	5,000	(5,832)	(832)

Net loss for the year	–	–	(104,722)	(104,722)

Balance – March 31, 2011	5,000,000	5,000	(110,554)	(105,554)

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

1.

Nature of Operations and Continuance of Business

Harbor Island Development Corp. (the “Company”) was incorporated in the State of Nevada on March 19, 2010. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the retail of beach and island resort apparel.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2011, the Company has not generated revenues, and has a working capital deficit and accumulated losses totaling $110,554 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, amounts due to related parties, and notes payable.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

i)

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Notes Payable

a)

As of March 31, 2011, The Company had an outstanding note payable of $8,100 (2010 - $8,100) to a non-related party. Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum and due on demand.  As at March 31, 2011, accrued interest of $861 (2010 - $51) has been recorded in accrued liabilities.

b)

As of March 31, 2011, The Company had outstanding note payables of $53,551 (2010 - $8,063) to related parties.  Under the terms of the notes, the amounts owing are unsecured, due interest at 10% per annum and due on demand.  As at March 31, 2011, accrued interest of $3,784 (2010 - $62) has been recorded in accrued liabilities.

4.

Common Shares

On March 19, 2010, the Company issued 5,000,000 founders shares at $0.001 per share for management fees with a fair value of $5,000.

5.

Related Party Transactions

a)

As of March 31, 2011, the Company owes $27,500 (2010 - $nil) to the President and Director of the Company for management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the year ended March 31, 2010, the Company incurred $27,500 (2010 - $5,000) of management fees to the President and Director of the Company.

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

6.

Income Taxes

The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended March 31, 2011 and 2010 as a result of the following:

	2011 $	2010 $

Net loss before taxes	(104,722)	(5,832)
Statutory rate	34%	34%

Expected tax recovery	(35,605)	(1,983)
Change in valuation allowance	35,605	1,983

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	2011 $	2010 $

Net operating losses carried forward	37,588	1,983
Valuation allowance	(37,588)	(1,983)

Net deferred tax asset	–	–

The Company has incurred operating losses of $110,554 which, if unutilized, will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

7.

Subsequent Events

There were no events subsequent to the year ended March 31, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of March 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As of March 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2011.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Donald Ross	63	CEO, CFO, President, Treasurer, Secretary, & Director	March 19, 2010

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

DONALD ROSS. From 1969 to 2000, Mr. Ross was employed with the United Parcel Service (UPS) and during that time he became Manager of a trucking division. Mr. Ross retired from the UPS in 2000. Then in 2004, Mr. Ross founded and became the CEO of BDM Marketing, Inc. (“BDM”), an Illinois based company specializing in consumer marketing and merchandise placement of automobiles to individuals with poor credit histories. BDM markets directly to individuals with at-risk credit scores and helps them rebuild their credit by assisting them in obtaining financing even with low and/or bad credit scores. Mr. Ross is still the CEO of BDM and devotes as much time as necessary to BDM to ensure that the business remains successful.  On March 19, 2010, Mr. Ross became the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company.

Identification of Significant Employees

We have no significant employees, other than Donald Ross, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended March 31, 2011 and 2010:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 3/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald Ross(1) President, CEO, CFO, Secretary, Treasurer and Director	2011	27,500	-0-	-0-	-0-	-0-	-0-	-0-	27,500
	2010	5,000	-0-	5,000	-0-	-0-	-0-	-0-	10,000

(1)

Pursuant to an Amended Management Agreement with Mr. Ross dated November 3, 2010 and effective April 26, 2010, Mr. Ross has agreed to act as our sole officer and director in exchange for a fee of $2,500 per calendar month.  The Agreement is on a month-to-month basis until notice of cancellation is provided by either party.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended March 31, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 22, 2011, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Donald Ross(3) 2275 NW 150th Street, Unit B Opa Locka, FL 33054	Common	5,000,000	100%
All Officers and Directors as a Group (1 Person)	Common	5,000,000	100%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 5,000,000 issued and outstanding shares of common stock as of June 22, 2011.

(3)

Donald Ross is the Company’s President, CEO, CFO, Treasurer, Secretary and a Director.  His beneficial ownership includes 5,000,000 common shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at March 31, 2011, the Company owes $27,500 (December 31, 2010 - $nil) to the President and Chief Executive Officer of the Company for management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand. The Company is committed to monthly management fees of $2,500, and the management agreement is on a month-to-month basis until notice of cancellation is provided by either parties.

As of March 31, 2011, the Company had an outstanding note payable of $53,551 (December 31, 2010 - $8,063) owing to the brother of the President and Chief Executive Officer of the Company.  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum and due on demand.  As at March 31, 2011, the Company recorded accrued interest of $3,784, which is recorded in accounts payable and accrued liabilities.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Donald Ross is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended March 31, 2011	Year Ended March 31, 2010
Audit fees	$9,600	$3,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$0	$0

Audit Fees

During the fiscal years ended March 31, 2011, we incurred approximately $9,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2011.

During the fiscal year ended March 31, 2010, we incurred approximately $3,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended March 31, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.01	Non-Exclusive Distributor Agreement between the Company and Island Stuff USA dated March 12, 2010	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.02	Form of Promissory Note to Steve Ross dated April 23, 2010	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.03	Form of Promissory Note to Alpha Eagle Development Limited dated April 23, 2010	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.04	Form of Management Agreement between the Company and Donald Ross dated April 26, 2010	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.05	Amended Non-Exclusive Distributor Agreement between the Company and Island Stuff USA dated July 23, 2010	Filed with the SEC on July 30, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Amended Management Agreement between the Company and Donald Ross dated November 3, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.08	Promissory Note to Steve Ross dated November 3, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.09	Promissory Note to Steve Ross dated November 3, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.10	Promissory Note to Steve Ross dated November 3, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.11	Amended Promissory Note to Steve Ross dated November 23, 2010	Filed with the SEC on November 30, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR ISLAND DEVELOPMENT CORP.

Dated:  July 12, 2011

/s/ Donald Ross

By: Donald Ross

Its: President, Principal Executive Officer

& Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  July 12, 2011

/s/ Donald Ross

Donald Ross

Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.