Form 10-Q
period 2011-06-30
HARBOR ISLAND DEVELOPMENT CORP.
filed 2011-08-22
CIK 1490824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Carrillo Huettel, LLP

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

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

As of August 4, 2011, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Financial Statements

June 30, 2011

Index

Balance Sheets (unaudited)

2

Statements of Operations (unaudited)

3

Statements of Cash Flows (unaudited)

4

Notes to the Financial Statements (unaudited)

5

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	June 30, 2011 $	March 31, 2011 $

ASSETS

Current Assets

Cash	2,197	242

Total Assets	2,197	242

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	23,750	12,000
Accrued liabilities	6,204	4,645
Due to related parties	35,000	27,500
Notes payable – related	58,551	53,551
Notes payable	8,100	8,100

Total Liabilities	131,605	105,796

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 5,000,000 shares issued and outstanding	5,000	5,000

Deficit accumulated during the development stage	(134,408)	(110,554)

Total Stockholders’ Deficit	(129,408)	(105,554)

Total Liabilities and Stockholders’ Deficit	2,197	242

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three months ended June 30, 2011 $	Three months ended June 30, 2010 $	Accumulated from March 19, 2010 (date of inception) to June 30, 2011 $

Revenue	–	–	–

Operating Expenses

General and administrative	295	1,395	14,754
Management fees	7,500	–	40,000
Professional fees	14,500	19,500	73,450

Total Operating Expenses	22,295	20,895	128,204

Loss from Operations	(22,295)	(20,895)	(128,204)

Other Expense

Interest expense	(1,559)	(545)	(6,204)

Net loss	(23,854)	(21,440)	(134,408)

Net loss per share, basic and diluted	–	–

Weighted average number of shares outstanding	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the three months ended June 30, 2011 $	For the three months ended June 30, 2010 $	Accumulated from March 19, 2010 (Date of Inception) to June 30, 2011 $

Operating Activities

Net loss for the period	(23,854)	(21,440)	(134,408)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for management fees	–	–	5,000

Changes in operating assets and liabilities:
Accounts payable	11,750	45	23,750
Accrued liabilities	1,559	545	6,204
Due to related parties	7,500	–	35,000

Net cash used in operating activities	(3,045)	(20,850)	(64,454)

Financing Activities

Proceeds from notes payable	5,000	10,000	66,651

Net cash provided by financing activities	5,000	10,000	66,651

Increase in cash	1,955	(10,850)	2,197

Cash, beginning of period	242	15,444	–

Cash, end of period	2,197	4,594	2,197

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Harbor Island Development Corp. (the “Company”) was incorporated in the State of Nevada on March 19, 2010. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the retail sales of beach and island resort apparel.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2011, the Company has not generated revenues, has a working capital deficit of $129,408, and accumulated losses totaling $134,408 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and March 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

3.

Notes Payable

a)

As of June 30, 2011, the Company had an outstanding note payable of $8,100 (March 31, 2011 - $8,100) to a non-related party.  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum and due on demand.  As at June 30, 2011, accrued interest of $1,063 (March 31, 2011 - $861) has been recorded in accrued liabilities.

b)

As of June 30, 2011, the Company had outstanding note payables of $58,551 (March 31, 2011 - $53,551) to related parties. Under the terms of the notes, the amounts owing are unsecured, due interest at 10% per annum and due on demand. As at June 30, 2011, accrued interest of $5,141 (March 31, 2011 - $3,784) has been recorded in accrued liabilities.

4.

Related Party Transactions

a)

As at June 30, 2011, the Company owes $35,000 (March 31, 2011 - $27,500) to the President and Director of the Company for management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the period ended June 30, 2011, the Company incurred $7,500 (2010 - $5,000) of management fees to the President and Director of the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	June 30,	March 31,
	2011	2011
Current Assets	$2,197	$242
Current Liabilities	$131,605	$105,796
Working Capital (Deficit)	$(129,408)	$(105,554)

Cash Flows

	Three months ended June 30, 2011	Three months ended June 30, 2010
Cash Flows from (used in) Operating Activities	$(3,045)	$(20,850)
Cash Flows from (used in) Financing Activities	$5,000	$10,000
Net Increase (decrease) in Cash During Period	$1,955	$(10,850)

Operating Revenues

During the period ended June 30, 2011, the Company did not recognize any operating revenues.

Operating Expenses and Net Loss

During the period ended June 30, 2011, the Company recorded operating expenses of $22,295 compared with $20,895 for the period ended June 30, 2010.  The increase in operating expenses is attributed to management fees of $7,500, payable at $2,500 per month, to the President and Director of the Company.  The increase was offset by a decrease of $5,000 in professional fees due to the fact that, in the prior year, the Company was going through its SEC registration process which resulted in more professional services.

During the period ended June 30, 2011, the Company incurred interest expense of $1,559 compared with interest expense of $545 during the period ended June 30, 2010.  The increase in interest expense is attributed to the fact that the there was an increase in the amount of notes payable, due interest at 10% per annum, from $61,651 at June 30, 2010 to $66,651 at June 30, 2011.  In addition, during the period ended June 30, 2010, interest expense reflected only the partial period as the notes payable were issued in June 2010.

Net loss for the period ended June 30, 2011 was $23,854 compared with $21,440 for the period ended June 30, 2010.  The net loss per share was $nil during the periods ended June 30, 2011 and 2010.

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash and total asset balance was $2,197 compared to $242 as at June 30, 2010. The increase in total assets was attributed to the receipt in financing of $5,000 from the issuance of a 10% unsecured note payable in June 2011.

As at June 30, 2011, the Company had total liabilities of $131,605 compared with total liabilities of $105,796 as at June 30, 2010. The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $13,309 as the Company incurred obligations from its day-to-day operations but did not have enough financing to settle the outstanding obligations, an increase of $7,500 for amounts due to related parties attributed to management fees of $2,500 per month to the President and Director of the Company, and increase of $5,000 in notes payable to reflect the new note payable issuance in June 2011.

As at June 30, 2011, the Company had a working capital deficit of $129,408 compared with a working capital deficit of $105,554 as at March 31, 2011.  The increase in working capital deficit was attributed to increase in unpaid day-to-day expenses.

Cashflow from Operating Activities

During the period ended June 30, 2011, the Company used $3,045 of cash for operating activities compared to the use of $20,850 of cash for operating activities during the period ended June 30, 2010. The change in net cash used in operating activities is attributed to the fact that the Company had limited cash flow to repay operating activities whereas in the prior year, the Company had a larger cash balance and more cash financing to settle outstanding operating activities.

Cashflow from Financing Activities

During the period ended June 30, 2011, the Company received $5,000 of cash from financing activities compared to $10,000 for the period ended June 30, 2010.  The change in cash flows from financing activities is attributed to lower amounts of proceeds from notes payable.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on July 14, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED].

ITEM 5.

OTHER INFORMATION.

On July 13, 2011, the Board of Directors of the Company authorized a continuation of the Offering of the sale of stock registered pursuant to the Form S-1 Registration Statement for an additional 90 day period in accordance with the Company’s Prospectus, which has an effective date of December 29, 2010, thereby extending the Offering until September 25, 2011.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Donald Ross dated April 26, 2010	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.02	Non-Exclusive Distributor Agreement between the Company and Island Stuff USA dated March 12, 2010	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note issued to Alpha Eagle Development Limited dated April 23, 2010	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.04	Promissory Note issued to Steve Ross dated April 23, 2010	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.05	Amended Non-Exclusive Distributor Agreement between the Company and Island Stuff USA dated July 27, 2010	Filed with the SEC on July 30, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Amended Management Agreement between the Company and Donald Ross dated November 3, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.08	Promissory Note issued to Steve Ross dated November 3, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A
10.09	Promissory Note issued to Steve Ross dated November 3, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.10	Promissory Note issued to Steve Ross dated November 3, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.11	Amended Promissory Note issued to Steve Ross dated November 3, 2010	Filed with the SEC on November 30, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR ISLAND DEVELOPMENT CORP.

Dated: August 22, 2011	By: /s/ Donald Ross
Donald Ross
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 22, 2011	/s/ Donald Ross
By: Donald Ross Its: Director