Form 10-Q
period 2011-09-30
HARBOR ISLAND DEVELOPMENT CORP.
filed 2011-11-17
CIK 1490824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

  X . Yes          . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  X . Yes           .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    X .  Yes        .    No

As of November 14, 2011, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "HIDC" refers to Harbor Island Development Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Harbor Island Development Corp.

(A Development Stage Company)

September 30, 2011

Index

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

Harbor Island Development Corp.

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	September 30, 2011 $	March 31, 2011 $

ASSETS

Current Assets

Cash	1,927	242

Total Assets	1,927	242

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	32,485	12,000
Accrued liabilities	7,969	4,645
Due to related parties	42,500	27,500
Notes payable – related	64,301	53,551
Notes payable	8,100	8,100

Total Liabilities	155,355	105,796

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 5,000,000 shares issued and outstanding	5,000	5,000

Deficit accumulated during the development stage	(158,428)	(110,554)

Total Stockholders’ Deficit	(153,428)	(105,554)

Total Liabilities and Stockholders’ Deficit	1,927	242

(The accompanying notes are an integral part of these financial statements)

Harbor Island Development Corp.

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	Three months ended September 30, 2011 $	Three months ended September 30, 2010 $	Six months ended September 30, 2011 $	Six months ended September 30, 2010 $	Accumulated from March 19, 2010 (date of inception) to September 30, 2011 $

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	2,505	10,995	2,800	12,390	17,259
Management fees	7,500	7,500	15,000	12,500	47,500
Professional fees	12,250	17,700	26,750	37,200	85,700

Total Operating Expenses	22,255	36,195	44,550	62,090	150,459

Loss from Operations	(22,255)	(36,195)	(44,550)	(62,090)	(150,459)

Other Expense

Interest expense	(1,765)	(913)	(3,324)	(1,458)	(7,969)

Net loss	(24,020)	(37,108)	(47,874)	(63,548)	(158,428)

Net loss per share, basic and diluted	–	(0.01)	(0.01)	(0.01)

Weighted average number of shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Harbor Island Development Corp.

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the six months ended September 30, 2011 $	For the six months ended September 30, 2010 $	Accumulated from March 19, 2010 (date of inception) to September 30, 2011 $

Operating Activities

Net loss for the period	(47,874)	(63,548)	(158,428)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Shares issued for management fees	–	–	5,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	23,809	5,923	40,454
Due to related parties	15,000	12,500	42,500

Net cash used in operating activities	(9,065)	(45,125)	(70,474)

Financing Activities

Proceeds from notes payable	–	–	8,100
Proceeds from notes payable – related	10,750	45,488	64,301

Net cash provided by financing activities	10,750	45,488	72,401

Increase (decrease) in cash	1,685	363	1,927

Cash, beginning of period	242	15,444	–

Cash, end of period	1,927	15,807	1,927

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2011, the Company has not generated revenues, has a working capital deficit of $153,428, and accumulated losses totaling $158,428 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and March 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Notes Payable

a)

As of September 30, 2011, the Company had an outstanding note payable of $8,100 (March 31, 2011 - $8,100) to a non-related party.  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum and due on demand.  As at September 30, 2011, accrued interest of $1,267 (March 31, 2011 - $861) has been recorded in accrued liabilities.

b)

As of September 30, 2011, the Company had outstanding note payables of $64,301 (March 31, 2011 - $53,551) to related parties.  Under the terms of the notes, the amounts owing are unsecured, due interest at 10% per annum and due on demand.  As at September 30, 2011, accrued interest of $6,702 (March 31, 2011 - $3,784) has been recorded in accrued liabilities.

Harbor Island Development Corp.

 (A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

4.

Related Party Transactions

a)

As at September 30, 2011, the Company owes $42,500 (March 31, 2011 - $27,500) to the President and Director of the Company for management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the period ended September 30, 2011, the Company incurred $15,000 (2010 - $5,000) of management fees to the President and Director of the Company.

5.

Subsequent Events

As at the date of this filing, there were no materially disclosable events that occurred after September 30, 2011.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	March 31,
	2011	2011
Current Assets	$1,927	$242
Current Liabilities	$155,355	$105,796
Working Capital (Deficit)	$(153,428)	$(105,554)

Cash Flows

	Six months ended September 30, 2011	Six months ended September 30, 2010
Cash Flows from (used in) Operating Activities	$(9,065)	$(45,125)
Cash Flows from (used in) Financing Activities	$10,750	$45,488
Net Increase (decrease) in Cash During Period	$1,685	$363

Operating Revenues

During the period ended September 30, 2011, the Company did not recognize any operating revenues.

Operating Expenses and Net Loss

During the six months ended September 30, 2011, the Company recorded operating expenses of $44,550 compared with $62,090 for the six months ended September 30, 2010.  The decrease in operating expenses were attributed to lower professional fees of $10,450 as the Company incurred additional costs in prior year for its SEC registration process, and decrease of $9,590 for general operating expenses as the Company did not incur similar consulting fees and incorporation costs from prior year.

During the six months ended September 30, 2011, the Company incurred interest expense of $3,324 compared with interest expense of $1,458 during the six months ended September 30, 2010.  The increase in interest expense is attributed to the fact that the there was an increase in the amount of notes payable, due interest at 10% per annum, from $61,651 at March 31, 2011 to $72,401 at September 30, 2011.

Net loss for the six months ended September 30, 2011 was $47,874 compared with $63,548 for the six months ended September 30, 2010.  The net loss per share was $0.01 for the six months ended September 30, 2011 and 2010.

Liquidity and Capital Resources

As at September 30, 2011, the Company’s cash and total asset balance was $1,927 compared to $242 as at March 31, 2011. The increase in total assets was attributed to the receipt in financing of $10,750 from the issuance of a 10% unsecured notes payable during the current year.

As at September 30, 2011, the Company had total liabilities of $ 155,355 compared with total liabilities of $105,796 as at March 31, 2011. The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $23, 809 as the Company incurred obligations from its day-to-day operations but did not have enough financing to settle the outstanding obligations, an increase of $15,000 for amounts due to related parties attributed to management fees of $2,500 per month to the President and Director of the Company, and increase of $10,750 in notes payable to reflect the new notes payable issued during the six months period ended September 30, 2011.

As at September 30, 2011, the Company had a working capital deficit of $ 153,428 compared with a working capital deficit of $105,554 as at March 31, 2011.  The increase in working capital deficit was attributed to increase in unpaid day-to-day expenses.

Cashflow from Operating Activities

During the six months ended September 30, 2011, the Company used $9,065 of cash for operating activities compared to the use of $45,125 of cash for operating activities during the period ended September 30, 2010. The change in net cash used in operating activities is attributed to the fact that the Company had limited cash flow to repay operating activities whereas in the prior year, the Company had a larger cash balance and more cash financing to settle outstanding operating activities.

Cashflow from Financing Activities

During the six months ended September 30, 2011, the Company received $10,750 of cash from financing activities compared to $45,488 for the period ended September 30, 2011.  The change in cash flows from financing activities is attributed to lower amounts of proceeds received from notes payable.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on July 14, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

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

HARBOR ISLAND DEVELOPMENT CORP.
Dated: November 16, 2011	/s/ Donald Ross
DONALD ROSS
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 16, 2011	/s/ Donald Ross
By: DONALD ROSS Its: Director