Form 10-K/A
period 2011-03-31
HARBOR ISLAND DEVELOPMENT CORP.
filed 2012-02-17
CIK 1490824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.      .

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

Documents incorporated by reference: None

Explanatory Note to Amendment

This Amendment to the Annual Report on Form 10-K (“Form 10-K”) amends our Annual Report on Form 10-K for the year ended March 31,  2011 which was filed with the Securities and Exchange Commission (“SEC”) on July 14, 2011 .  This Form 10-K/A is being filed to include a revised Report of Independent Registered Public Accounting Firm.  There are no other changes to the Form 10-K.

2

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

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Harbor Island Development Corporation

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Harbor Island Development Corporation (A Development Stage Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended March 31, 2011, the period from March 19, 2010 (date of inception) to March 31, 2010 and accumulated from March 19, 2010 (date of inception) to March 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended March 31, 2011, the period from March 19, 2010 (date of inception) to March 31, 2010 and accumulated from March 19, 2010 (date of inception) to March 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR ISLAND DEVELOPMENT CORP.

Dated:  February 16, 2012

/s/ Donald Ross

By: Donald Ross

Its: President, Principal Executive Officer

& Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  February 16, 2012

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

4