Form 10-Q
period 2011-12-31
HARBOR ISLAND DEVELOPMENT CORP.
filed 2012-02-17
CIK 1490824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 15, 2012, there were 5,750,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HARBOR ISLAND DEVELOPMENT CORP.*

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

December 31, 2011

Index

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	December 31, 2011 $	March 31, 2011 $

ASSETS

Current Assets

Cash	31,717	242

Total Assets	31,717	242

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	44,705	12,000
Accrued liabilities	9,794	4,645
Due to related parties	50,000	27,500
Notes payable – related	64,301	53,551
Notes payable	8,100	8,100

Total Liabilities	176,900	105,796

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,750	5,000

Additional paid-in capital	36,725	–

Share subscriptions receivable	(5,200)	–

Deficit accumulated during the development stage	(182,458)	(110,554)

Total Stockholders’ Deficit	(145,183)	(105,554)

Total Liabilities and Stockholders’ Deficit	31,717	242

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three months ended December 31, 2011 $	Three months ended December 31, 2010 $	Nine months ended December 31, 2011 $	Nine months ended December 31, 2010 $	Accumulated from March 19, 2010 (date of inception) to December 31, 2011 $

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	2,205	1,850	5,005	14,240	19,464
Management fees	7,500	7,500	22,500	20,000	55,000
Professional fees	12,500	12,500	39,250	49,700	98,200

Total Operating Expenses	22,205	21,850	66,755	83,940	172,664

Loss from Operations	(22,205)	(21,850)	(66,755)	(83,940)	(172,664)

Other Expense

Interest expense	(1,825)	(1,554)	(5,149)	(3,012)	(9,794)

Net loss	(24,030)	(23,404)	(71,904)	(86,952)	(182,458)

Net loss per share, basic and diluted	(0.00)	(0.00)	(0.01)	(0.02)

Weighted average number of shares outstanding	5,074,739	5,000,000	5,025,095	5,000,000

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the nine months ended December 31, 2011 $	For the nine months ended December 31, 2010 $	Accumulated from March 19, 2010 (date of inception) to December 31, 2011 $

Operating Activities

Net loss for the period	(71,904)	(86,952)	(182,458)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Shares issued for management fees	–	–	5,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	37,854	8,762	54,499
Due to related parties	22,500	20,000	50,000

Net cash used in operating activities	(11,550)	(58,190)	(72,959)

Financing Activities

Proceeds from notes payable	–	–	8,100
Proceeds from notes payable – related	10,750	45,488	64,301
Proceeds from issuance of common shares	32,275	–	32,275

Net cash provided by financing activities	43,025	45,488	104,676

Increase (decrease) in cash	31,475	(12,702)	31,717

Cash, beginning of period	242	15,444	–

Cash, end of period	31,717	2,742	31,717

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2011, the Company has not generated revenues, has a working capital deficit of $145,183, and accumulated losses totaling $182,458 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected

c)

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

e)

Financial Instruments (continued)

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

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31 and March 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Notes Payable

a)

As of December 31, 2011, the Company had an outstanding note payable of $8,100 (March 31, 2011 - $8,100) to a non-related party.  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum and due on demand.  As at December 31, 2011, accrued interest of $1,471 (March 31, 2011 - $861) has been recorded in accrued liabilities.

b)

As of December 31, 2011, the Company had outstanding note payables of $64,301 (March 31, 2011 - $53,551) to related parties.  Under the terms of the notes, the amounts owing are unsecured, due interest at 10% per annum and due on demand.  As at December 31, 2011, accrued interest of $8,323 (March 31, 2011 - $3,784) has been recorded in accrued liabilities.

4.

Related Party Transactions

a)

As at December 31, 2011, the Company owes $50,000 (March 31, 2011 - $27,500) to the President and Director of the Company for management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the period ended December 31, 2011, the Company incurred $22,500 (December 31, 2010 - $20,000) of management fees to the President and Director of the Company.

5.

Common Shares

During the period ended December 31, 2011, the Company issued 750,000 common shares at $0.05 per share for proceeds of $37,500 of which $5,200 remained outstanding and recorded as stock subscription receivable.

6.

Subsequent Events

As at the date of this filing, there were no materially disclosable events that occurred after December 31, 2011 with the exception of the following:

a)

In January 2011, the Company received $5,200 of subscriptions receivable relating to the issuance of common shares.  Refer to Note 5.

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

RESULTS OF OPERATIONS

Working Capital

	December 31,	March 31,
	2011	2011
Current Assets	$31,717	$242
Current Liabilities	$176,900	$105,796
Working Capital (Deficit)	$(145,183)	$(105,554)

Cash Flows

	Nine months ended December 31, 2011	Nine months ended December 31, 2010
Cash Flows from (used in) Operating Activities	$(11,550)	$(58,190)
Cash Flows from (used in) Financing Activities	$43,025	$45,488
Net Increase (decrease) in Cash During Period	$31,475	$(12,702)

Operating Revenues

During the period ended December 31, 2011, the Company did not recognize any operating revenues.

Operating Expenses and Net Loss

During the nine months ended December 31, 2011, the Company recorded operating expenses of $66,755 compared with $83,940 for the nine months ended December 31, 2010.  The decrease in operating expenses were attributed to lower professional fees of $10,450 as the Company incurred additional costs in prior year for its SEC registration process, and decrease of $9,235 for general operating expenses as the Company did not incur similar consulting fees and incorporation costs from prior year.

During the nine months ended December 31, 2011, the Company incurred interest expense of $5,149 compared with interest expense of $3,012 during the nine months ended December 31, 2010.  The increase in interest expense is attributed to the fact that the there was an increase in the amount of notes payable, due interest at 10% per annum, from $61,651 at March 31, 2011 to $72,401 at December 31, 2011.

Net loss for the nine months ended December 31, 2011 was $71,904 compared with $86,952 for the nine months ended December 31, 2010.  The net loss per share was $0.01 and $0.02 for the nine months ended December 31, 2011 and 2010 respectively.

Liquidity and Capital Resources

As at December 31, 2011, the Company’s cash and total asset balance was $31,717 compared to $242 as at March 31, 2011. The increase in total assets was attributed to the receipt in financing of $10,750 from the issuance of a 10% unsecured notes payable and proceeds of $32,275 from the issuance of common shares during the current year.

As at December 31, 2011, the Company had total liabilities of $176,900 compared with total liabilities of $105,796 as at March 31, 2011. The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $37,854 as the Company incurred obligations from its day-to-day operations but did not have enough financing to settle the outstanding obligations, an increase of $22,500 for amounts due to related parties attributed to management fees of $2,500 per month to the President and Director of the Company, and increase of $10,750 in notes payable to reflect the new notes payable issued during the six months period ended September 30, 2011.

As at December 31, 2011, the Company had a working capital deficit of $145,183 compared with a working capital deficit of $105,554 as at March 31, 2011.  The increase in working capital deficit was attributed to increase in unpaid day-to-day expenses.

Cashflow from Operating Activities

During the nine months ended December 31, 2011, the Company used $11,550 of cash for operating activities compared to the use of $58,190 of cash for operating activities during the nine months ended December 31, 2010. The change in net cash used in operating activities is attributed to the fact that the Company had limited cash flow to repay operating activities whereas in the prior year, the Company had a larger cash balance and more cash financing to settle outstanding operating activities.

Cashflow from Financing Activities

During the nine months ended December 31, 2011, the Company received $43,025 of cash from financing activities compared to $45,488 for the nine months ended December 31, 2010.  The change in cash flows from financing activities is attributed to proceeds received from the issuance of common shares of $32,275 offset by the fact that the Company received a lower of proceeds from issuance of notes payable during the year.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on July 14, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the period ended December 31, 2011, the Company issued 750,000 common shares at $0.05 per share

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

Dated: February 16, 2012	/s/ Donald Ross
By: DONALD ROSS Its: Director