Form 10-K
period 2012-03-31
HARBOR ISLAND DEVELOPMENT CORP.
filed 2012-07-16
CIK 1490824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

_________________

(Mark One)
X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended March 31, 2012

. TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

HARBOR ISLAND DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-54618	27-2464185
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
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

As of July 9, 2012 there were 5,750,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since April 16, 2012 trading under the symbol “HIDC.OB”. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

As of July 9, 2012, the Company has not begun trading on the OTCBB.

Record Holders

As of July 9, 2012, an aggregate of 5,750,000 shares of our Common Stock were issued and outstanding and were owned by approximately 26 holders of record, based on information provided by our transfer agent.

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

Working Capital

	March 31, 2012	March 31, 2011
	$	$
Current Assets	12,076	242
Current Liabilities	176,903	105,796
Working Capital Deficit	(164,827)	(105,554)

Cash Flows

	March 31, 2012 $	March 31, 2011 $
Cash Flows from (used in) Operating Activities	(36,688)	(60,690)
Cash Flows from (used in) Financing Activities	48,522	45,488
Net Increase (decrease) in Cash During Period	11,834	(15,202)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended March 31, 2012 was $90,091 compared with $100,190  for the year ended March 31, 2011.  The decrease is attributed to $5,399 of general and administrative activities as the Company had lower cash flows during the year for day-to-day expenditures, and a decrease of $7,200 in professional fees as the Company incurred more costs in the prior year for the S-1 registration process.

Net loss for the year ended March 31, 2012 was $97,045, or $0.02 per share compared with a net loss of $104,722 and $0.02 loss per share for the year ended March 31, 2011.  In addition to operating expenses, the Company also incurred interest expense of $6,954 during the year ended March 31, 2012 for accrued interest on the $72,401 of  note payable which is unsecured, due interest at 10% per annum, and due on demand.  During the year ended March 31, 2011, interest expense was $4,532 and the increase in the current year is due to the fact that the current year debt is comprised of the full year and the note payable outstanding during fiscal 2011 was $61,651.

 Liquidity and Capital Resources

As at March 31, 2012, the Company’s cash balance and total assets were $12,076 compared to $242 as of March 31, 2011.  The increase was attributed to additional proceeds received from issuance of notes payable and for proceeds received from the issuance of common shares.

As at March 31, 2012, the Company had total liabilities of $176,903 compared with total liabilities of $105,796 as at March 31, 2011.  The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $30,357 due to the lack of sufficient cash flow for the Company to repay its obligations on a timely basis, increase in amounts due to related parties of $30,000 relating to the quarterly management fee owed to the President and Director of the Company at a rate of $2,500 per month, and $10,750 relating to additional notes payable issued by the Company to repay outstanding obligations.

As at March 31, 2011, the Company had a working capital deficit of $164,827 compared with a working capital deficit of $105,554 as at March 31, 2011.  The increase in working capital deficit was attributed to day-to-day obligations of the Company that are unpaid given the fact that the Company lacks sufficient cash flow to repay its debts on a timely basis.

Cashflow from Operating Activities

During the year ended March 31, 2012, the Company used $36,688 of cash for operating activities as compared to $60,690 during the year ended March 31, 2011.  The decrease in the use of cash for operating activities is attributed to the fact that the Company raised only $10,750 in proceeds from notes payable as the majority of the $37,772 proceeds received from the issuance of common shares occurred in December 2011 and the Company had not used all the cash proceeds.

Cashflow from Investing Activities

During the years ended March 31, 2012 and 2011, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended March 31, 2012, the Company received $48,522 of cash from financing activities compared to $45,488 during the year ended March 31, 2011.  The Company received $10,750 in proceeds from notes payable and $37,772 from the issuance of common shares compared with proceeds of $45,488 from notes payable during the year ended March 31, 2011.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of thestatement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Financial Statements

March 31, 2012

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statements of Stockholders Equity

F-5

Notes to the Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Harbor Island Development Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Harbor Island Development Corp. (a development stage company) as of March 31, 2012 and 2011 the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended and for the period from March 19, 2010 (inception) through March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Island Development Corp., as of March 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and incurred a net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 9, 2012

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2012 $	March 31, 2011 $

ASSETS

Current Assets

Cash	12,076	242

Total Assets	12,076	242

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	35,403	12,000
Accrued liabilities	11,599	4,645
Due to related parties	57,500	27,500
Notes payable – related	72,401	53,551
Notes payable	–	8,100

Total Liabilities	176,903	105,796

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 5,750,000 and 5,000,000 shares issued and outstanding, respectively	5,750	5,000

Additional paid-in capital	37,022	–

Deficit accumulated during the development stage	(207,599)	(110,554)

Total Stockholders’ Deficit	(164,827)	(105,554)

Total Liabilities and Stockholders’ Deficit	12,076	242

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

	Year Ended March 31, 2012 $	Year Ended March 31, 2011 $	Accumulated from March 19, 2010 (date of inception) to March 31, 2012 $

Revenue	–	–	–

Operating Expenses

General and administrative	8,341	13,740	22,800
Management fees	30,000	27,500	62,500
Professional fees	51,750	58,950	110,700

Total Operating Expenses	90,091	100,190	196,000

Loss from Operations	(90,091)	(100,190)	(196,000)

Other Expense

Interest expense	(6,954)	(4,532)	(11,599)

Net loss	(97,045)	(104,722)	(207,599)

Net loss per share, basic and diluted	(0.02)	(0.02)

Weighted average number of shares outstanding	5,205,262	5,000,000

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended March 31, 2012 $	Year Ended March 31, 2011 $	Accumulated from March 19, 2010 (Date of Inception) to March 31, 2012 $

Operating Activities

Net loss for the period	(97,045)	(104,722)	(207,599)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Shares issued for management fees	–	–	5,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	30,357	16,532	47,002
Due to related parties	30,000	27,500	57,500

Net cash used in operating activities	(36,688)	(60,690)	(98,097)

Financing Activities

Proceeds from notes payable	10,750	45,488	72,401
Proceeds from issuance of common shares	37,772	–	37,772

Net cash provided by financing activities	48,522	45,488	110,173

Increase (decrease) in cash	11,834	(15,202)	12,076

Cash, beginning of period	242	15,444	–

Cash, end of period	12,076	242	12,076

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From March 19, 2010 (Date of Inception) to March 31, 2012

(Expressed in US dollars)

	Common Stock		Additional Paid-	Accumulated
	Shares	Par Value	In Capital	Deficit	Total
	#	$	$	$	$

Balance – March 19, 2010 (Date of Inception)	–	–	–	–	–

Issuance of founders shares	5,000,000	5,000	–	–	5,000

Net loss for the period	–	–	–	(5,832)	(5,832)

Balance – March 31, 2010	5,000,000	5,000	–	(5,832)	(832)

Net loss for the year	–	–	–	(104,722)	(104,722)

Balance – March 31, 2011	5,000,000	5,000	–	(110,554)	(105,554)

Issuance of common shares for cash	750,000	750	37,022	–	37,772

Net loss for the year	–	–	–	(97,045)	(97,045)

Balance – March 31, 2012	5,750,000	5,750	37,022	(207,599)	(164,827)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2012, the Company has not generated revenues, and has a working capital deficit and accumulated losses totaling $164,827 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As of March 31, 2012 and 2011, the Company did not have any cash equivalents.

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

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

i)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwillimpairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

i)

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of thestatement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Notes Payable

a)

As of March 31, 2012, the Company had an outstanding note payable of $nil (2010 - $8,100) to a non-related party.  During the year, the note payable was assigned to a related party.  Refer to Note 3(b).

b)

As of March 31, 2012, the Company had outstanding note payables of $72,401 (2011 - $53,551) to related parties.  Under the terms of the notes, the amounts owing are unsecured, due interest at 10% per annum and due on demand.  As at March 31, 2012, accrued interest of $11,599 (2011 - $3,784) has been recorded in accrued liabilities.

4.

Common Shares

In December 2011, the Company issued 750,000 common shares for proceeds of $37,772.

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

5.

Related Party Transactions

a)

As at March 31, 2012, the Company owes $57,500 (2011 - $27,500) to the President and Director of the Company for management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the year ended March 31, 2012, the Company incurred $30,000 (2011 - $27,500) of management fees to the President and Director of the Company.

6.   Income Taxes

The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended March 31, 2012 and 2011 as a result of the following:

	2012 $	2011 $

Net loss before taxes	(97,045)	(104,722)
Statutory rate	34%	34%

Expected tax recovery	(32,995)	(35,605)
Change in valuation allowance	32,995	35,605

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2012 and 2011, after applying enacted corporate income tax rates, are as follows:

	2012 $	2011 $

Net operating losses carried forward	70,583	37,588
Valuation allowance	(70,583)	(37,588)

Net deferred tax asset	–	–

The Company has incurred operating losses of $207,599 which, if unutilized, will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

7.

Subsequent Events

As of the date of the financial statements, the Company did not have any material reportable events.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of March 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As of March 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2012.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended March 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended March 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended March 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended March 31, 2012 and 2011:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 3/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald Ross(1) President, CEO, CFO, Secretary, Treasurer and Director	2012	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
	2011	27,500	-0-	-0-	-0-	-0-	-0-	-0-	27,500

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended March 31, 2012.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 9, 2012, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Donald Ross(3) 2275 NW 150th Street, Unit B Opa Locka, FL 33054	Common	5,000,000	86.96%
All Officers and Directors as a Group (1 Person)	Common	5,000,000	86.96%

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

(2)

Based on 5,750,000 issued and outstanding shares of common stock as of July 2, 2012.

(3)

Donald Ross is the Company’s President, CEO, CFO, Treasurer, Secretary and a Director.  His beneficial ownership includes 5,000,000 common shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at March 31, 2012, the Company owes $57,500 (March 31, 2011- $27,500) to the President and Chief Executive Officer of the Company for management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand. The Company is committed to monthly management fees of $2,500, and the management agreement is on a month-to-month basis until notice of cancellation is provided by either parties.

As of March 31, 2012, the Company had an outstanding note payable of $72,401 (March 31, 2011 - $53,551) owing to the brother of the President and Chief Executive Officer of the Company.  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum and due on demand.  As at March 31, 2012, the Company recorded accrued interest of $9,901, which is recorded in accounts payable and accrued liabilities.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended March 31, 2012	Year Ended March 31, 2011
Audit fees	$10,000	$9,600
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$0	$0

Audit Fees

During the fiscal years ended March 31, 2012, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2012.

During the fiscal year ended March 31, 2011, we incurred approximately $9,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended March 31, 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

Dated:  July 16, 2012

/s/ Donald Ross

By: Donald Ross

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  July 16, 2012

/s/ Donald Ross

Donald Ross

Director