Form 10-Q
period 2012-06-30
HARBOR ISLAND DEVELOPMENT CORP.
filed 2012-08-13
CIK 1490824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

 (Not Required) Yes      . No      .

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

Yes   X  . No      .

As of August 9, 2012, there were 2,250,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

June 30, 2012

Index

Balance Sheets (unaudited)	4

Statements of Operations (unaudited)	5

Statements of Cash Flows (unaudited)	6

Notes to the Financial Statements (unaudited)	7

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	June 30, 2012 $	March 31, 2012 $

ASSETS

Current Assets

Cash	4,174	12,076

Total Assets	4,174	12,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	38,000	35,403
Accrued liabilities	13,404	11,599
Due to related parties	65,000	57,500
Notes payable – related	72,401	72,401

Total Liabilities	188,805	176,903

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 5,750,000 shares issued and outstanding	5,750	5,750

Additional paid-in capital	37,022	37,022

Deficit accumulated during the development stage	(227,403)	(207,599)

Total Stockholders’ Deficit	(185,631)	(164,827)

Total Liabilities and Stockholders’ Deficit	4,174	12,076

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three months ended June 30, 2012 $	Three months ended June 30, 2011 $	Accumulated from March 19, 2010 (date of inception) to June 30, 2012 $

Revenue	–	–	–

Operating Expenses

General and administrative	–	295	22,800
Management fees	7,500	7,500	70,000
Professional fees	10,500	14,500	121,200

Total Operating Expenses	18,000	22,295	214,000

Loss from Operations	(18,000)	(22,295)	(214,000)

Other Expense

Interest expense	(1,804)	(1,559)	(13,403)

Net loss	(19,804)	(23,854)	(227,403)

Net loss per share, basic and diluted	–	–

Weighted average number of shares outstanding	5,750,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three months ended June 30, 2012 $	Three months ended June 30, 2011 $	Accumulated from March 19, 2010 (Date of Inception) to June 30, 2012 $

Operating Activities

Net loss for the period	(19,804)	(23,854)	(227,403)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Shares issued for management fees	–	–	5,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,402	13,309	51,404
Due to related parties	7,500	7,500	65,000

Net cash used in operating activities	(7,902)	(3,045)	(105,999)

Financing Activities

Proceeds from notes payable	–	5,000	72,401
Proceeds from issuance of common shares	–	–	37,772

Net cash provided by financing activities	–	5,000	110,173

Increase (decrease) in cash	(7,902)	1,955	4,174

Cash, beginning of period	12,076	242	–

Cash, end of period	4,174	2,197	4,174

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2012, the Company has not generated revenues, and has a working capital deficit and accumulated losses totaling $227,403 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company currently has no revenues and must rely on the debt and/or equity financing to fund operations. The Company will require significant additional financings in order to pursue future operations. There is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

a)

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

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Notes Payable

a)

As of June 30, 2012, the Company had an outstanding note payable of $9,994 (March 31, 2012 - $9,994) to the President and Director of the Company.  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum and due on demand.  As at June 30, 2012, accrued interest of $1,947 (March 31, 2012 - $1,698) has been recorded in accrued liabilities.

b)

As of June 30, 2012, the Company had outstanding note payables of $62,407 (March 31, 2012 - $62,407) to related parties.  Under the terms of the notes, the amounts owing are unsecured, due interest at 10% per annum and due on demand.  As at June 30, 2012, accrued interest of $11,457 (March 31, 2012 - $9,901) has been recorded in accrued liabilities.

4.

Related Party Transactions

a)

As at June 30, 2012, the Company owes $65,000 (March 31, 2012- $57,500) to the President and Director of the Company for management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the period ended June 30, 2012, the Company incurred $7,500 (June 30, 2011 - $7,500) of management fees to the President and Director of the Company.

5.

Subsequent Events

As of the date of the financial statements, the Company did not have any material reportable events with the exception of the following:

On July 3, 2012, the President and Director of the Company returned 3,500,000 common shares to treasury for no consideration. The common shares were cancelled upon return to treasury.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	March 31,
	2012 $	2012 $
Current Assets	4,174	12,076
Current Liabilities	188,805	176,903
Working Capital (Deficit)	(184,631)	(164,827)

Cash Flows

	Three months ended June 30, 2012 $	Three months ended June 30, 2011 $
Cash Flows from (used in) Operating Activities	(7,902)	(3,045)
Cash Flows from (used in) Financing Activities	-	5,000
Net Increase (decrease) in Cash During Period	(7,902)	1,955

Operating Revenues

During the period from March 19, 2010 (date of inception) to June 30, 2012, the Company did not recognize any operating revenues.

Operating Expenses and Net Loss

During the three months ended June 30, 2012, the Company incurred operating expenses of $18,000 compared to $22,295 during the three months ended June 30, 2011.  The decrease in operating expenses were attributed to $4,000 decrease in professional fees relating to lower legal fees as the Company had less operating and financing transactions compared to prior year, as well as a decrease in general and administrative expense of $295.

During the three months ended June 30, 2012, the Company incurred a net loss of $19,804 compared with a net loss of $23,854 during the three months ended June 30, 2011.  In addition to operating expenses, the Company incurred interest expense of $1,804 for interest incurred on notes payable owing to the President and Director of the Company and a related party to the Company totaling $72,401 which is unsecured, due interest at 10% per annum, and is due on demand.  Net loss per share for the periods ended June 30, 2012 and 2011 were $nil per share.

Liquidity and Capital Resources

As at June 30, 2012, the Company’s cash and total asset balance was $4,174 compared to $12,076 at March 31, 2012. The decrease in total assets were due to the use of cash during the period as the Company did not raise any new financing during the period.

As at June 30, 2012, the Company had total liabilities of $188,805 compared with $176,903 at March 31, 2012.  The increase in total liabilities was due to the fact that the Company had limited cash flows to settle outstanding obligations as they became due.  This included an increase of $2,597 of accounts payable for outstanding professional fees, $1,805 increase in accrued liabilities for unpaid interest expense incurred on the outstanding notes payable, and $7,500 increase in amounts due to related parties for unpaid management fees incurred at a rate of $2,500 per month.

As at June 30, 2012, the Company had a working capital deficit of $185,631 compared with a working capital deficit of $164,827 as at March 31, 2012.  The increase in working capital deficit was attributed to increase in liabilities due to lack of sufficient cash flow to repay obligations.

Cashflow from Operating Activities

During the three months ended June 30, 2012, the Company used $7,902 of cash for operating activities compared to the use of $3,045 of cash for operating activities during the three months ended June 30, 2011. Then increase in cash used for operating activities is due to the fact that the Company did not raise new financing and used existing cash amounts to settle outstanding obligations.

Cashflow from Financing Activities

During the three months ended June 30, 2012, the Company received $nil of cash from financing activities compared to proceeds of $5,000 for the three months ended June 30, 2011.  During the current period, the Company did not raise any new financing whereas in the prior year, the Company received $5,000 from the issuance of notes payable to a related party, which is unsecured, due interest at 10% per annum, and is due on demand.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on July 16, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

HARBOR ISLAND DEVELOPMENT CORP.

Dated: August 10, 2012	/s/ Donald Ross
DONALD ROSS
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 10, 2012	/s/ Donald Ross
By: DONALD ROSS Its: Director