Form 10-Q/A
period 2012-06-30
HARBOR ISLAND DEVELOPMENT CORP.
filed 2012-08-30
CIK 1490824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Harbor Island Development Corp. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Donald Ross dated April 26, 2010	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.02	Non-Exclusive Distributor Agreement between the Company and Island Stuff USA dated March 12, 2010	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.03	Promissory Note issued to Alpha Eagle Development Limited dated April 23, 2010	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.04	Promissory Note issued to Steve Ross dated April 23, 2010	Filed with the SEC on May 5, 2010 as part of our Registration Statement on Form S-1.
10.05	Amended Non-Exclusive Distributor Agreement between the Company and Island Stuff USA dated July 27, 2010	Filed with the SEC on July 30, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.06	Consulting Agreement between the Company and Voltaire Gomez dated September 23, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.07	Amended Management Agreement between the Company and Donald Ross dated November 3, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.08	Promissory Note issued to Steve Ross dated November 3, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A
10.09	Promissory Note issued to Steve Ross dated November 3, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.10	Promissory Note issued to Steve Ross dated November 3, 2010	Filed with the SEC on November 4, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.11	Amended Promissory Note issued to Steve Ross dated November 3, 2010	Filed with the SEC on November 30, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed with the SEC on August 13, 2012 as a part of our Form 10-Q for the period ended June 30, 2012.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed with the SEC on August 13, 2012 as a part of our Form 10-Q for the period ended June 30, 2012.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed with the SEC on August 13, 2012 as a part of our Form 10-Q for the period ended June 30, 2012.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

HARBOR ISLAND DEVELOPMENT CORP.

Dated: August 29, 2012	/s/ Donald Ross
DONALD ROSS
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 29, 2012	/s/ Donald Ross
By: DONALD ROSS Its: Director

4