Form 10-Q
period 2012-09-30
HARBOR ISLAND DEVELOPMENT CORP.
filed 2012-11-19
CIK 1490824

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  X . No      .

As of November 13, 2012, there were 2,250,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

September 30, 2012

Index

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	September 30, 2012 $	March 31, 2012
	(unaudited)	$
ASSETS

Current Assets

Cash	12,424	12,076

Total Assets	12,424	12,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	45,030	35,403
Accrued liabilities	15,270	11,599
Due to related parties	72,500	57,500
Notes payable – related	72,401	72,401
Notes payable	10,000	–

Total Liabilities	215,201	176,903

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 2,250,000 and 5,750,000 shares issued and outstanding, respectively	2,250	5,750

Additional paid-in capital	40,522	37,022

Deficit accumulated during the development stage	(245,549)	(207,599)

Total Stockholders’ Deficit	(202,777)	(164,827)

Total Liabilities and Stockholders’ Deficit	12,424	12,076

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three months ended September 30, 2012 $	Three months ended September 30, 2011 $	Six months ended September 30, 2012 $	Six months ended September 30, 2011 $	Accumulated from March 19, 2010 (date of inception) to September 30, 2012 $

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	530	2,505	530	2,800	23,330
Management fees	7,500	7,500	15,000	15,000	77,500
Professional fees	8,250	12,250	18,750	26,750	129,450

Total Operating Expenses	16,280	22,255	34,280	44,550	230,280

Loss from Operations	(16,280)	(22,255)	(34,280)	(44,550)	(230,280)

Other Expense

Interest expense	(1,866)	(1,765)	(3,670)	(3,324)	(15,269)

Net loss	(18,146)	(24,020)	(37,950)	(47,874)	(245,549)

Net loss per share, basic and diluted	(0.01)	(0.00)	(0.01)	(0.01)

Weighted average number of shares outstanding	3,391,304	5,000,000	4,042,814	5,000,000

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six months ended September 30,	Six months ended September 30,	Accumulated from March 19, 2010 (Date of Inception)to September 30,
	2012	2011	2012
	$	$	$

Operating Activities

Net loss for the period	(37,950)	(47,874)	(245,549)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Shares issued for management fees	–	–	5,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,298	23,809	60,300
Due to related parties	15,000	15,000	72,500

Net cash used in operating activities	(9,652)	(9,065)	(107,749)

Financing Activities

Proceeds from notes payable - related	–	10,750	64,301
Proceeds from notes payable	10,000	–	18,100
Proceeds from issuance of common shares	–	–	37,772

Net cash provided by financing activities	10,000	10,750	120,173

Increase (decrease) in cash	348	1,685	12,424

Cash, beginning of period	12,076	242	–

Cash, end of period	12,424	1,927	12,424

Non-cash investing and financing activities:

Cancellation of shares returned to treasury	3,500	–	3,500

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2012, the Company has not generated revenues, and has a working capital deficit of $202,777 and accumulated losses totaling $245,549 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

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

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Notes Payable

a)

As of September 30, 2012, the Company had an outstanding note payable of $9,994 (March 31, 2012 - $9,994) to the President and Director of the Company.  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum and due on demand.  As at September 30, 2012, accrued interest of $2,199 (March 31, 2012 - $1,698) has been recorded in accrued liabilities.

b)

As of September 30, 2012, the Company had outstanding note payables of $62,407 (March 31, 2012 - $62,407) to related parties.  Under the terms of the notes, the amounts owing are unsecured, due interest at 10% per annum and due on demand.  As at September 30, 2012, accrued interest of $13,030 (March 31, 2012 - $9,901) has been recorded in accrued liabilities.

c)

On September 16, 2012, the Company issued a note payable to a non-related party for $10,000.  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum, and due on demand.  As at September 30, 2012, accrued interest of $41 (March 31, 2012 - $nil) has been recorded in accrued liabilities.

4.

Related Party Transactions

a)

As at September 30, 2012, the Company owes $72,500 (March 31, 2012- $57,500) to the former President and Director of the Company for management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the six months ended September 30, 2012, the Company incurred $15,000 (September 30, 2011 - $15,000) of management fees to the former President and Director of the Company.

5.

Common Shares

On July 3, 2012, the former President and Director of the Company returned 3,500,000 common shares to treasury for no consideration. The common shares were cancelled upon return to treasury.

6.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	March 31,
	2012 $	2012 $
Current Assets	12,424	12,076
Current Liabilities	215,201	176,903
Working Capital (Deficit)	(202,777)	(164,827)

Cash Flows

	Six months ended September 30, 2012 $	Six months ended September 30, 2011 $
Cash Flows from (used in) Operating Activities	(9,652)	(9,065)
Cash Flows from (used in) Financing Activities	10,000	10,750
Net Increase (decrease) in Cash During Period	348	1,685

Operating Revenues

During the period from March 19, 2010 (date of inception) to September 30, 2012, the Company did not recognize any operating revenues.

Operating Expenses and Net Loss

During the six months ended September 30, 2012, the Company incurred operating expenses of $34,280 compared to $44,550 during the six months ended September 30, 2011.  The decrease in operating expenses were attributable to an $8,000 decrease in professional fees as the Company incurred less legal fees compared to prior year, and $2,270 decrease in general and administrative fees as the Company had limited amounts of cash flow.

During the six months ended September 30, 2012, the Company incurred a net loss of $37,950 compared with a net loss of $47,874 during the six months ended September 30, 2011.  In addition to operating expenses, the Company incurred interest expense of $3,670 for interest incurred on notes payable owing to the President and Director of the Company and a related party to the Company totaling $82,401 which is unsecured, due interest at 10% per annum, and is due on demand.  Net loss per share for the six months ended September 30, 2012 and 2011 were $0.01 per share.

Liquidity and Capital Resources

As at September 30, 2012, the Company’s cash and total asset balance was $12,424 compared to $12,076 at March 31, 2012. The increase in cash and total assets were due to financing received of $10,000 from notes payable during the period ended September 30, 2012 which was not entirely used as at September 30, 2012.

As at September 30, 2012, the Company had total liabilities of $215,201compared with $176,903 at March 31, 2012.  The increase  in total liabilities was due to the fact that the Company had limited amounts of cash flow and incurred operating expenditures at a greater rate than proceeds received from financing activities.

As at September 30, 2012, the Company had a working capital deficit of $202,777 compared with a working capital deficit of $164,827 as at March 31, 2012.  The increase in working capital deficit was attributed to the fact that proceeds from financing activities were used to repay outstanding operating activities, as well as the fact that overall accounts payable and accrued liabilities increased due to the Company’s lack of sufficient cash flow.

Cashflow from Operating Activities

During the six months ended September 30, 2012, the Company used $9,652 of cash for operating activities compared to the use of $9,065 of cash for operating activities during the six months ended September 30, 2011. The increase in cash used for operating activities is due to the receipt of $10,000 from financing activities during the period, which was used for operating activities.

Cashflow from Financing Activities

During the six months ended September 30, 2012, the Company received $10,000 of cash from financing activities from the issuance of a note payable to an unrelated party, which was unsecured, bears interest at 10% per annum, and is due on demand compared to proceeds of $10,750 for the six months ended September 30, 2011 from issuance of notes payable to a related party.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the period ended September 30, 2012, the Company issued _____________ common shares at $____ per share

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

HARBOR ISLAND DEVELOPMENT CORP.
Dated: November 13, 2012		/s/ Donald Ross
	By:	DONALD ROSS
	Its:	President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 13, 2012		/s/ Donald Ross
	By: ts:	DONALD ROSS IDirector