Form 10-Q
period 2012-12-31
HARBOR ISLAND DEVELOPMENT CORP.
filed 2013-02-07
CIK 1490824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes  X . No      .

As of February 4, 2013, there were 450,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Financial Statements

December 31, 2012

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	December 31, 2012 $	March 31, 2012 $
	(unaudited)
ASSETS

Current Assets

Cash	8,123	12,076

Total Assets	8,123	12,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	51,000	35,403
Accrued liabilities	17,347	11,599
Due to related parties	72,500	57,500
Notes payable – related	9,994	72,401
Notes payable	72,407	–

Total Liabilities	223,248	176,903

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 700,000,000 shares authorized, $0.001 par value; 450,000,000 and 1,150,000,000 shares issued and outstanding, respectively	450,000	1,150,000

Additional paid-in capital	(407,228)	(1,107,228)

Deficit accumulated during the development stage	(257,897)	(207,599)

Total Stockholders’ Deficit	(215,125)	(164,827)

Total Liabilities and Stockholders’ Deficit	8,123	12,076

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three months ended December 31, 2012 $	Three months ended December 31, 2011 $	Nine months ended December 31, 2012 $	Nine Months ended December 31, 2011 $	Accumulated from March 19, 2010 (date of inception) to December 31, 2012 $

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	1,770	2,205	2,300	5,005	25,100
Management fees	–	7,500	15,000	22,500	77,500
Professional fees	8,500	12,500	27,250	39,250	137,950

Total Operating Expenses	10,270	22,205	44,550	66,755	240,550

Loss from Operations	(10,270)	(22,205)	(44,550)	(66,755)	(240,550)

Other Expense

Interest expense	(2,078)	(1,825)	(5,748)	(5,149)	(17,347)

Net loss	(12,348)	(24,030)	(50,298)	(71,904)	(257,897)

Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	450,000,000	1,014,947,800	451,183,636	1,005,019,000

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months ended December 31, 2012 $	Nine months ended December 31, 2011 $	Accumulated from March 19, 2010 (Date of Inception) to December 31, 2012 $

Operating Activities

Net loss for the period	(50,298)	(86,952)	(257,897)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Shares issued for management fees	–	–	5,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	21,345	8,762	68,347
Due to related parties	15,000	20,000	72,500

Net cash used in operating activities	(13,953)	(58,190)	(112,050)

Financing Activities

Proceeds from notes payable - related	–	45,488	64,301
Proceeds from notes payable	10,000	–	18,100
Proceeds from issuance of common shares	–	–	37,772

Net cash provided by financing activities	10,000	45,488	120,173

Increase (decrease) in cash	(3,953)	(12,702)	8,123

Cash, beginning of period	12,076	15,444	–

Cash, end of period	8,123	2,742	8,123

Non-cash investing and financing activities:

Cancellation of shares returned to treasury	3,500	–	3,500

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2012, the Company has not generated revenues, and has a working capital deficit of $215,125 and accumulated losses totaling $257,897 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Notes Payable

a)

As of December 31, 2012, the Company had an outstanding note payable of $9,994 (March 31, 2012 - $9,994) to the former President and Director of the Company.  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum and due on demand.  As at December 31, 2012, accrued interest of $2,450 (March 31, 2012 - $1,698) has been recorded in accrued liabilities.

b)

As of December 31, 2012, the Company had outstanding note payables of $72,407 (March 31, 2012 - $62,407) to a non-related party.  Under the terms of the notes, the amounts owing are unsecured, due interest at 10% per annum and due on demand.  As at December 31, 2012, accrued interest of $14,897 (March 31, 2012 - $9,901) has been recorded in accrued liabilities.

4.

Related Party Transactions

a)

As at December 31, 2012, the Company owes $72,500 (March 31, 2012- $57,500) to the former President and Director of the Company for management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the nine months ended December 31, 2012, the Company incurred $15,000 (September 30, 2011 - $15,000) of management fees to the former President and Director of the Company.

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

5.

Common Shares

a)

On July 3, 2012, the former President and Director of the Company returned 700,000,000 split-adjusted common shares to treasury for no consideration.  The common shares were cancelled upon return to treasury.

b)

On October 12, 2012, the Company and its Board of Directors increased the authorized preferred shares from 10,000,000 shares to 50,000,000 and increased the authorized common shares from 250,000,000 common shares to 700,000,000 common shares.  Furthermore, the Company authorized a 200-to-1 forward stock split of its issued and outstanding common shares.  The effective of the forward stock split increased the number of issued and outstanding common shares from 2,250,000 common shares to 450,000,000 common shares.  The effects of the forward stock split have been applied retroactively since the Company’s date of inception.

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

RESULTS OF OPERATIONS

Working Capital

	December 31,	March 31,
	2012 $	2012 $
Current Assets	8,123	12,076
Current Liabilities	223,248	176,903
Working Capital (Deficit)	(215,125)	(164,827)

Cash Flows

	Nine months ended December 31, 2012 $	Nine months ended December 31, 2011 $
Cash Flows from (used in) Operating Activities	(13,953)	(58,190)
Cash Flows from (used in) Financing Activities	10,000	45,488
Net Increase (decrease) in Cash During Period	(3,953)	(12,702)

Operating Revenues

During the period from March 19, 2010 (date of inception) to December 31, 2012, the Company did not recognize any operating revenues.

Operating Expenses and Net Loss

During the nine months ended December 31, 2012, the Company incurred operating expenses of $44,550 compared to $66,755 during the nine months ended December 30, 2011.  The decrease in operating expenses were attributable to a decline of $12,000 in professional fees relating to lower legal fees incurred, and $7,500 decrease in management fees as the Company changed management during the year and the new management has not implemented any management fees for the current quarter.

During the nine months ended December 31, 2012, the Company incurred a net loss of $50,298 compared with a net loss of $71,904 during the nine months ended December 31, 2011.  In addition to operating expenses, the Company incurred interest expense of $5,748 for the period ended December 31, 2012 compared with $5,149 for the period ended December 31, 2011 for interest incurred on notes payable owing which is unsecured, due interest at 10% per annum, and is due on demand.  Net loss per share for the periods ended June 30, 2012 and 2011 were $nil per share.

Liquidity and Capital Resources

As at December 31, 2012, the Company’s cash and total asset balance was $8,123 compared to $12,076 at March 31, 2012. The decrease  in total assets were due to the fact that the Company incurred cash for operating activities but only had minimal proceeds from financing comprised of $10,000 for the issuance of a note payable during the year.

As at December 31, 2012, the Company had total liabilities of $223,248 compared with $176,903 at March 31, 2012.  The increase in total liabilities was due to $21,345 increase in accounts payable and accrued liabilities for unpaid accrued interest on the notes payable and unpaid professional fees as the Company had limited cash flows and could not service all obligations as they became due.  Furthermore, there was an increase in amounts due to related parties of $15,000 which comprise of unpaid management fees for the first six months of the fiscal year at a rate of $2,500 to the former President and Director of the Company.

As at December 31, 2012, the Company had a working capital deficit of $215,125 compared with a working capital deficit of $164,827 as at March 31, 2012.  The increase in working capital deficit was attributed to lack of sufficient cash flow to satisfy outstanding obligations as they became due.

Cashflow from Operating Activities

During the nine months ended December 31, 2012, the Company used $13,953 of cash for operating activities compared to the use of $58,190 of cash for operating activities during the nine months ended December 31, 2011. The decrease in cash used for operating activities is due to the fact that the Company had limited cash flows compared to prior year.

Cashflow from Financing Activities

During the nine months ended December 31, 2012, the Company received $10,000 of cash from financing activities from the issuance of a note payable which is unsecured, bears interest at 10% per annum, and is due on demand compared to proceeds of $45,488 for the nine months ended December 31, 2011 from the issuance of notes payable which were unsecured, bears interest at 10% per annum, and is due on demand.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the period ended December 31, 2012, the Company issued _____________ common shares at $____ per share

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

HARBOR ISLAND DEVELOPMENT CORP.

Dated: February 7, 2013	/s/ Julian Benavides
Julian Benavides
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 7, 2013	/s/ Julian Benavides
By: Julian Benavides Its: Director