Form 10-K
period 2013-03-31
HARBOR ISLAND DEVELOPMENT CORP.
filed 2013-07-15
CIK 1490824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended March 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2012 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is not currently traded in the over-the-counter market.

As of July 10, 2013 there were 450,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Our Plan of Operations, Distribution Methods and the Industry

Our operations will be devoted primarily to distributing products from Island Stuff USA. Initially, our first mode of sales will be through an e-commerce, shopping cart website.  We have calculated the total costs of setting up a website, and feel that this would be the most cost-effective way to begin the sale of our first batch of inventory from Island Stuff USA and promote our sales.  As we generate revenue through our website sales, we plan to seek out trade shows to attend.  Trade shows offer a large number of vendors and buyers in one place, and we believe that this venue could boost our brand awareness, and ultimately move our Company in the direction of gift shops, mall kiosks, and retail stores.

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

Subsequent Events:

On April 3, 2013, Chuck Anton acquired control of three hundred million (300,000,000) restricted shares of the Company’s issued and outstanding common stock, representing approximately 66.67% of the Company’s total issued and outstanding common stock, from Julian Benavides in exchange for $15,000 per the terms of a stock purchase agreement by and between Mr. Anton and Mr. Benavides.

There are no arrangements or understandings between Mr. Benavides and Mr. Anton and/or their respective associates with respect to the election of directors or other matters

On April 4, 2013, Harbor Island Development Corp. (the "Company") entered into a License Agreement (the "License Agreement") with BrandSeed Inc., a Virginia corporation, ("Licensor") under which the Licensor granted the Company a five (5) year worldwide, exclusive right to utilize that certain proprietary direct marketing software owned and developed by the Licensor (the "Software").

In exchange for the rights to use the Software, the Company agreed to issue 110,000,000 restricted shares of its common stock (the “Shares”) to Licensor.

The License Agreement also contains customary representations and warranties of the Company and Licensor.

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

As of June 30, 2013, the Company has not begun trading on the OTCBB.

Record Holders

As of July 10, 2013, an aggregate of 450,000,000 shares of our Common Stock were issued and outstanding and were owned by approximately 26 holders of record, based on information provided by our transfer agent.

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

Working Capital

	March 31, 2013	March 31, 2012
	$	$
Current Assets	6,623	12,076
Current Liabilities	231,492	176,903
Working Capital Deficit	(224,869)	(164,827)

Cash Flows

	March 31, 2013 $	March 31, 2012 $
Cash Flows from (used in) Operating Activities	(15,453)	(36.888)
Cash Flows from (used in) Financing Activities	10,000	48,522
Net Increase (decrease) in Cash During Period	(5,453)	11,834

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended March 31, 2013 was $52,221 compared with $90,091 for the year ended March 31, 2012.   During the year, the Company had a decrease of $5,870 in general and administrative costs as the Company had limited amounts of cash flow and had limited proceeds raised from financing activities during the year , a decrease of $15,000 in management fees due to the change in management during the year and the new management electing not to take a management fee, and $17,000 decrease in professional fees relating to lower legal costs as the Company had limited transactions during the year that did not require extensive legal services.

Net loss for the year ended March 31, 2013 was $60,042, or $nil per share compared with a net loss of $97,045 and $nil loss per share for the year ended March 31, 2012.  In addition to operating expenses, the Company also incurred interest expense of $7,821 during the year ended March 31, 2013 for accrued interest on the $82,401 of note payable which is unsecured, due interest at 10% per annum, and due on demand.  During the year ended March 31, 2012, interest expense was $6,954 and the increase in the current year is due to the fact that the current year debt is comprised of the full year of the note payable.

Liquidity and Capital Resources

As at March 31, 2013, the Company’s cash balance and total assets were $6,623 compared to $12,076 as of March 31, 2012.  The decrease was attributed to the use of the Company’s cash flow for operating activities at a higher rate than proceeds received from financing activities during the year.

As at March 31, 2013, the Company had total liabilities of $231,492 compared with total liabilities of $176.903 as at March 31, 2012.  The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $29,589 due to the lack of sufficient cash flow for the Company to repay its obligations on a timely basis, increase in amounts due to related parties of $15,000 relating to the management fee owed to the former President and Director of the Company, and $10,000 increase in notes payable for additional financing received by the Company during the year, which is unsecured, bears interest at 10% per annum, and is due on demand.

As at March 31, 2012, the Company had a working capital deficit of $224,869 compared with a working capital deficit of $164,827 as at March 31, 2012.  The increase in working capital deficit was attributed to day-to-day obligations of the Company that are unpaid given the fact that the Company lacks sufficient cash flow to repay its debts on a timely basis.

Cashflow from Operating Activities

During the year ended March 31, 2013, the Company used $15,453 of cash for operating activities as compared to $36,688 during the year ended March 31, 2012.  The decrease in the use of cash for operating activities is attributed to the fact that the Company raised only $10,000 in proceeds from notes payable and only had limited amounts of cash for operating activities during the year.

Cashflow from Investing Activities

During the years ended March 31, 2013 and 2012, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended March 31, 2013, the Company received $10,000 of cash from financing activities compared to $48,522 during the year ended March 31, 2012.  The Company received $10,000 in proceeds from notes payable compared with proceeds of $10,750 from notes payable and $37,772 from the issuance of common shares during the year ended March 31, 2012.

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

Recently Issued Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of this standard did not have a material impact on the Company’s financial statements.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

March 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Harbor Island Development Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Harbor Island Development Corp. (a development stage company) as of March 31, 2013 and 2012 the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from March 19, 2010 (inception) through March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Island Development Corp., as of March 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 10, 2013

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2013 $	March 31, 2012 $

ASSETS

Current Assets

Cash	6,623	12,076

Total Assets	6,623	12,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	57,171	35,403
Accrued liabilities	19,420	11,599
Due to related parties	72,500	57,500
Notes payable – related	-	64,301
Notes payable	82,401	8,100

Total Liabilities	231,492	176,903

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	-	-

Common stock, 700,000,000 shares authorized, $0.001 par value; 450,000,000 and 1,150,000,000 shares issued and outstanding, respectively	450,000	1,150,000

Additional paid-in capital	(407,228)	(1,107,228)

Deficit accumulated during the development stage	(267,641)	(207,599)

Total Stockholders’ Deficit	(224,869)	(164,827)

Total Liabilities and Stockholders’ Deficit	6,623	12,076

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

	Year Ended March 31, 2013 $	Year Ended March 31, 2012 $	Accumulated from March 19, 2010 (date of inception) to March 31, 2013 $

Revenue	–	–	–

Operating Expenses

General and administrative	2,471	8,341	25,271
Management fees	15,000	30,000	77,500
Professional fees	34,750	51,750	145,450

Total Operating Expenses	52,221	90,091	248,221

Loss from Operations	(52,221)	(90,091)	(248,221)

Other Expense

Interest expense	(7,821)	(6,954)	(19,420)

Net loss	(60,042)	(97,045)	(267,641)

Net loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding	969,726,027	1,041,052,400

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended March 31, 2013 $	Year Ended March 31, 2012 $	Accumulated from March 19, 2010 (Date of Inception) to March 31, 2013 $

Operating Activities

Net loss	(60,042)	(97,045)	(267,641)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Shares issued for management fees	–	–	5,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	29,589	30,357	76,591
Due to related parties	15,000	30,000	72,500

Net cash used in operating activities	(15,453)	(36,688)	(113,550)

Financing Activities

Proceeds from notes payable	10,000	10,750	82,401
Proceeds from issuance of common shares	–	37,772	37,772

Net cash provided by financing activities	10,000	48,522	120,173

Increase (decrease) in cash	(5,453)	11,834	6,623

Cash, beginning of period	12,076	242	–

Cash, end of period	6,623	12,076	6,623

Non-cash investing and financing activities

Cancellation of shares	700,000	–	–

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From March 19, 2010 (Date of Inception) to March 31, 2013

(Expressed in US dollars)

				Accumulated
	Common Stock		Additional Paid-	Deficit during the Development
	Shares	Par Value	In Capital	Stage	Total
	#	$	$	$	$

Balance – March 19, 2010 (Date of Inception)	–	–	–	–	–

Issuance of founders shares	1,000,000,000	1,000,000	(995,000)	–	5,000

Net loss for the period	–	–	–	(5,832)	(5,832)

Balance – March 31, 2010	1,000,000,000	1,000,000	(995,000)	(5,832)	(832)

Net loss for the year	–	–	–	(104,722)	(104,722)

Balance – March 31, 2011	1,000,000,000	1,000,000	(995,000)	(110,554)	(105,554)

Issuance of common shares for cash	150,000,000	150,000	(112,228)	–	37,772

Net loss for the year	–	–	–	(97,045)	(97,045)

Balance – March 31, 2012	1,150,000,000	1,150,000	(1,107,228)	(207,599)	(164,827)

Cancellation of common shares	(700,000,000)	(700,000)	700,000	–	–

Net loss for the year	–	–	–	(60,042)	(60,042)

Balance – March 31, 2013	450,000,000	450,000	(407,228)	(267,641)	(224,869)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2013, the Company has not generated revenues, and has a working capital deficit and accumulated losses totaling $267,641 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At March 31, 2013 and 2012, the Company had no cash equivalents.

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

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

i)

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial statements.

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

i)

Recent Accounting Pronouncements (continued)

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of this standard did not have a material impact on the Company’s financial statements.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

3.

Notes Payable

a)

As of March 31, 2013, the Company had an outstanding note payable of $82,401 (2010 - $72,401) to a company related to the President and Director of the Company.  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum and due on demand.  As at March 31, 2013, accrued interest of $19,420 (2012 - $11,599) has been recorded in accrued liabilities.

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

4.

Common Shares

a)

In December 2011, the Company issued 150,000,000 common shares for proceeds of $37,772.

b)

On July 3, 2012, the former President and Director of the Company returned 700,000,000 split-adjusted common shares to treasury for no consideration.  The common shares were cancelled upon return to treasury.

c)

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

d)

During the year ended May 31, 2013, the Company cancelled 700,000,000 shares of common stock which was returned to treasury.

5.

Related Party Transactions

a)

As at March 31, 2013, the Company owes $72,500 (2011 - $57,500) to the former President and Director of the Company for management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the year ended March 31, 2013, the Company incurred $15,000 (2011 - $30,000) of management fees to the former President and Director of the Company.

6.

Income Taxes

The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended March 31, 2013 and 2012 as a result of the following:

	2013 $	2012 $

Net loss before taxes	(60,042)	(97,045)
Statutory rate	34%	34%

Expected tax recovery	(20,414)	(32,995)
Change in valuation allowance	20,414	32,995

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2013 and 2012, after applying enacted corporate income tax rates, are as follows:

	2013 $	2012 $

Net operating losses carried forward	90,997	70,583
Valuation allowance	(90,997)	(70,583)

Net deferred tax asset	–	–

The Company has incurred operating losses of $267,641 which, if unutilized, will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

7.

Subsequent Events

a)

On April 3, 2013, the Company entered into a license agreement with BrandSeed Inc. (“BrandSeed”), a company incorporated in the state of Virginia, whereby BrandSeed grants the Company a five year license in direct marketing software in exchange for 110,000,000 common shares of the Company.

In addition to the license agreement, the former President and Director of the Company has sold 300,000,000 common shares of the Company to the President and Director of BrandSeed in exchange for $15,000.  Furthermore, the President and Director of BrandSeed became the sole officer and director of the Company upon the resignation of the former President and Director of the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of March 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As of March 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2014.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Chuck Anton (1)	54	CEO, CFO, President, Treasurer, Secretary, & Director	April 4, 2013
Julian Benavides	60	Former CEO, CFO, President, Treasurer, Secretary, & Director	September 26, 2012
Donald Ross	64	Former CEO, CFO, President, Treasurer, Secretary, & Director	March 19, 2010

(1) Chuck was appointed on April 4, 2013

(2) Julian Benavides resigned on April 4, 2013

(3) Donald Ross resigned on September 26, 2012

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Chuck Anton

Mr. Anton has extensive experience with Fortune 500 and startup companies. From January 2005 to September 2008, he consulted and provided marketing and telecommunications services including build-out and call center management services for EverDrive, LLC a national used auto parts internet retailer located in Richmond, VA.

From January 2008 to December 2010, he consulted with Cuore Marketing a call center client located in Richmond, VA and helped monetize client business for clients like Nascar Members Club, Direct TV, Total Gym, Infusion Brands, Protect America, Body By Jake and many others. As consultant to these companies, he was responsible for the financial aspects of the company’s growth and the respective call center management. From January 2011 to September 2011 Anton consulted with Home Care Delivered (EVP Marketing) and developed and managed the direct sales channel in print for BioDerm Medical Products located in St. Petersburg, FL. from October 2011 to April 2012.

Currently, Mr. Anton owns and operates Brandseed, Inc. and serves as a corporate consultant to various direct response companies. Providing strategic marketing, creative development, channel development and full service project management driving incremental performance based revenues for clients launching new products across multiple marketing channels.

Designed/built operational and real-time CRM suite of applications to optimize yield for its clients while optimizing sales margins for its clients. Pioneered new strategies and marketing channels to drive sales from unclosed sales calls, abandoned shopping cart traffic, online product registration, database marketing and customer reactivation marketing.

BrandSeed Group has identified, developed and implemented new incremental revenue streams for a number of clients including The Total Gym, NASCAR Membership Club, Phillips HeartStart, Body By Jake, Dual Saw, Procede HairCare, The AbDoer, Protect America, FlavorWave Oven and many others.

Created turnkey marketing platforms that consistently produced an incremental lift in sales for its clients from 20% to 50% over their stand-alone marketing efforts.

Developed industry leading platforms to utilize both inbound and outbound telemarketing to drive conversions from unclosed lead sources consistently 2 to 5 times higher than alternative strategies.

He holds a B.S. degree in Industrial & Systems Engineering from Georgia Institute of Technology. He was also is an intern fellowship recipient from Philip Morris USA while he earned his Masters in Industrial & Systems Engineering from Virginia Polytechnic Institute and State University.

Mr. Anton was a finalist for The Ernst & Young Entrepreneur of The Year and his ventures have received the Top 5 Fastest Growing Companies by The Richmond Chamber of Commerce on four different occasions. A previous company he founded was also honored by The March of Dimes as the Most Charitable Company in Richmond, Virginia. He is married with three kids and is an avid golfer and has been named to The Hall Of Fame for The Greater Richmond Bowling Association

Identification of Significant Employees

We have no significant employees, other than Chuck Anton, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

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

(4)

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

(6)

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

(7)

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended March 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended March 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended March 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended March 31, 2013 and 2012:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 3/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald Ross(1) President, CEO, CFO, Secretary, Treasurer and Director	2013	?	-0-	-0-	-0-	-0-	-0-	-0-
	2012	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
Julian Benavides President, CEO, CFO, Secretary, Treasurer and Director	2013	?	-0-	-0-	-0-	-0-	-0-	-0-

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended March 31, 2013.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of  March 31, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Julian Benavides (3) 2275 NW 150th Street, Unit B Opa Locka, FL 33054	Common	300,000,000	86.96%
All Officers and Directors as a Group (1 Person)	Common	300,000,000	86.96%

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

(2)

Based on 450,000,000 issued and outstanding shares of common stock as of  March 31, 2013.

(3)

Julian Benavides was the Company’s President, CEO, CFO, Treasurer, Secretary and a Director as of March 31, 2013. His beneficial ownership includes 300,000,000 common shares.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended March 31, 2013	Year Ended March 31, 2012
Audit fees	$10,000	$10,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$10,000	$10,000

Audit Fees

During the fiscal years ended March 31, 2013, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2013.

During the fiscal year ended March 31, 2012, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended March 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

Dated:  July 11, 2013

/s/Chuck Anton

By: Chuck Anton

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  July 11, 2013

/s/Chuck Anton

By: Chuck Anton

It’s Director