Form 10-Q
period 2013-06-30
HARBOR ISLAND DEVELOPMENT CORP.
filed 2013-09-16
CIK 1490824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

(Mark One)

   X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of September 10, 2013, there were 310,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Financial Statements

June 30, 2013

Index

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	June 30, 2013 $	March 31, 2013 $

ASSETS

Current Assets

Cash	88,162	6,623

Total Assets	88,162	6,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	43,764	57,171
Accrued liabilities	2,644	19,420
Due to related parties	2,338	72,500
Notes payable	150,000	82,401

Total Liabilities	198,746	231,492

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 700,000,000 shares authorized, $0.001 par value; 310,000,000 and 450,000,000 shares issued and outstanding, respectively	310,000	450,000

Additional paid-in capital	16,416,594	(407,228)

Deficit accumulated during the development stage	(16,837,178)	(267,641)

Total Stockholders’ Deficit	(110,584)	(224,869)

Total Liabilities and Stockholders’ Deficit	88,162	6,623

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three months ended June 30, 2013 $	Three months ended June 30, 2012 $	Accumulated from March 19, 2010 (date of inception) to June 30, 2013 $

Revenue	41,127	–	41,127
Cost of sales	24,551	–	24,551

Gross margin	16,576	–	16,576

Operating Expenses

General and administrative	77,611	–	77,611
Impairment of license	16,500,000	–	16,500,000
Management fees	26,000	–	26,000
Professional fees	9,693	–	9,693

Total Operating Expenses	16,613,304	–	16,613,304

Loss from Operations	(16,596,728)	–	(16,596,728)

Other Income (Expense)

Interest expense	(2,644)	–	(2,644)
Gain on settlement of debt	34,500	–	34,500

Total Other Income (Expense)	31,356	–	31,356

Loss from continuing operations	(16,565,372)	–	(16,565,372)

Loss from discontinued operations	(4,165)	(19,804)	(271,806)

Net loss	(16,569,537)	(19,804)	(16,837,178)

Net loss per share, basic and diluted

Continuing operations	(0.04)	(0.00)
Discontinued operations	(0.00)	(0.00)

	(0.04)	(0.00)

Weighted average number of shares outstanding	440,769,231	450,000,000

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three months ended June 30, 2013 $	Three months ended June 30, 2012 $	Accumulated from March 19, 2010 (Date of Inception) to June 30, 2013 $
Operating Activities

Net loss	(16,569,537)	–	(16,569,537)

Adjustments to reconcile net loss for non-cash items relating to operating activities:

Shares issued for management fees	–	–	–
Impairment loss on license	16,500,000	–	16,500,000
Gain on forgiveness of accounts payable	(34,500)	–	(34,500)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	23,237	–	23,737
Due to related parties	11,839	–	11,839

Net cash used in operating activities	(68,461)	–	(68,461)

Financing Activities

Proceeds from notes payable	150,000	–	150,000
Proceeds from issuance of common shares	–	–	–

Net cash provided by financing activities	150,000	–	150,000

Increase (decrease) in cash from continuing operations	81,539	–	81,539

Discontinued Operations

Net cash provided by (used in) operating activities	–	(7,902)	(113,550)
Net cash provided by financing activities	–	–	120,173

Increase (decrease) in cash from discontinued operations	–	(7,902)	6,623

Increase (decrease) in cash	81,539	(7,902)	88,162

Cash, beginning of period	6,623	12,076	–

Cash, end of period	88,162	4,174	88,162

Non-cash investing and financing activities:

Issuance of shares for acquisition of license	16,500,000	–	16,500,000
Cancellation of common shares	250,000	–	250,000
Forgiveness of related party debt	183,822	–	183,822

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Harbor Island Development Corp. (the “Company”) was incorporated in the State of Nevada on March 19, 2010. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. From March 19, 2010 (date of inception) to April 4, 2013, the Company’s principal business was the retail of beach and island resort apparel.  Commencing on April 5, 2013, the Company’s principal business was marketing and media placement for various companies in various sectors.  The result of the change in business operations resulted in all costs relating to the retail of beach and island resort apparel to be reclassified as discontinued operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2013, the Company has a working capital deficit of $110,584 and accumulated losses totaling $16,837,178 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company currently has recently commenced sales revenues and must rely on the debt and/or equity financing to continue to fund operations. The Company will require significant additional financings in order to pursue exploration of any properties acquired. There is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2013 and March 31, 2013, there were no cash equivalents.

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

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)

Revenue Recognition Policy

The Company derives revenue from marketing services and media placement income.  Revenue is recorded when the price for a product or service is fixed or determinable, an arrangement exists between the company and the customer, and collectability is reasonably assured.  The Company evaluates for impairment of uncollectible receivables periodically throughout the year, and will recognize an impairment if conditions exist that warrant an impairment loss.

i)

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

j)

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with the applicable FASB standard, "Accounting for the Impairment or Disposal ofLong- lived Assets". Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carryingamounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

k)

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

3.

Acquisition of License

On April 4, 2013, the Company acquired the rights to software and marketing licenses from a company controlled by the new President and Director of the Company in exchange for 110,000,000 common shares of the Company with a fair value of $16,500,000, based on the end of day trading price for the Company’s common stock on the date of issuance.  Due to related party relationship, the transaction was carried over as having no cost basis.

HARBOR ISLAND DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

4.

Notes Payable

a)

As of March 31, 2013, the Company had an outstanding note payable of $82,401 (2010 - $8,100) and accrued interest of $19,420 (2012 - $1,673) to a non-related party.  During the period ended June 30, 2013, the former President and Director of the Company assumed personal responsibility for the amounts owing as part of his resignation agreement on April 5, 2013.   During the same period, the amount, including principal and accrued interest, was assumed and forgiven by a related party and written off to additional paid-in capital apart of the $183,822 debt forgiveness mentioned in NOTE 6.

b)

During the period ended June 30, 2013, the Company issued a note payable of $100,000 to a non-related party.  Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, and is due on demand.  As at June 30, 2013, accrued interest of $2,384 (March 31, 2013 - $nil) has been recorded in accrued liabilities.

c)

During the period ended June 30, 2013, the Company issued a note payable of $50,000 to a non-related party.  Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, and is due on demand.  As at June 30, 2013, accrued interest of $260 (March 31, 2013 - $nil) has been recorded in accrued liabilities.

d)

During the period ended June 30, 2013, the Company entered discussion with prior attorney to mutually settle of all outstanding debt previously owed.  As a result, the company recognized a gain of $34,000 recorded as other income in the statement of operations.

5.    Common Shares

a)

On April 4, 2013, the Company issued 110,000,000 common shares with a fair value, based on the closing price on date of transaction, of $16,500,000 for the acquisition of software and marketing licenses from a company controlled by the new President and Director of the Company.

b)

On April 4, 2013, as part of the resignation of the former President and Director of the Company, 250,000,000 common shares of the Company were returned to treasury and cancelled.

6.

Related Party Transactions

a)

As at March 31, 2013, the Company owes $183,822 (2012 - $57,500) to the former President and Director of the Company for management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.  As of June 30, 2013, the former President and Director of the Company forgave all amounts outstanding from the Company.  Due to related party transaction, the balance is offset to additional paid-in capital.

b)

During the period ended June 30, 2013, the Company incurred management fees of $30,000 (2012 - $nil) to the President and Director of the Company.  At June 30, 2013, the Company owes $2,338 (March 31, 2013 - $nil) to the President and Director of the Company which is unsecured, non-interest bearing, and due on demand.

7.

Discontinued Operations

On April 5, 2013, upon acquisition of software and marketing licenses from a company controlled by the President and Director of the Company, the Company ceased its operations as a retailer of beach and island resort apparel and focused its business on marketing and media placement.  The resulting change in business resulted in net loss from discontinued operations ($4,165) and ($19,804) for the quarter ended June 30, 2013 and 2012.

8.

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

Overview

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

Plan of Operation

The company has concentrated in the first quarter of 2013 building its client relationships, publisher network and direct marketing platform to drive low cost customer acquisition across a number of consumer verticals. The company through its license agreement is now entering the test mode on a series of products/services with future revenues being derived from commissions on lead generation for its clients and services revenues from its fully integrated direct marketing platform build-out for specific clients. The company is well positioned to drive substantial revenue growth at attractive margins via its low cost test platform, its proprietary network of low cost media publishers, its proprietary direct marketing platform capabilities and its attractive performance based pricing model. The company plans to take its successful tests to rollout over the next several months which should produce highly scalable and predictable revenue growth and profit margins.

RESULTS OF OPERATIONS

Working Capital

	June 30,	March 31,
	2013 $	2013 $
Current Assets	88,162	6,623
Current Liabilities	198,746	231,492
Working Capital (Deficit)	(110,584)	(224,869)

Cash Flows

	Three months ended June 30, 2013 $	Three months ended June 30, 2012 $
Cash Flows from (used in) Operating Activities	(68,461)	-
Cash Flows from (used in) Financing Activities	150,000	-
Cash Flows from (used in) Discontinued Operations	-	(7,902)
Net Increase (decrease) in Cash During Period	81,539	(7,902)

Operating Revenues

During the period ended June 30, 2013, the Company recorded sales revenue of $41,127 and cost of sales of $24,551 relating to marketing and media placement services.  During the period ended June 30, 2012, the Company had $nil revenues and cost of sales as the Company did not commence its current business operations until April 5, 2013.

Operating Expenses and Net Loss

During the three months ended June 30, 2013, the Company incurred operating expenses of $16,613,304 compared to $nil during the three months ended June 30, 2012.  The increase in operating expenses was attributed to an impairment loss on the acquisition of licenses of $16,500,000 due to doubt of future revenue stream.  In addition, the Company incurred $77,611 of general and administrative costs including consulting fees, and $26,000 of management fees to the President and Director of the Company.

During the three months ended June 30, 2013, the Company incurred a net loss of $16,569,537 compared with a net loss of $19,804 during the three months ended June 30, 2012.  In addition to operating expenses, the Company incurred interest expense of $2,644for interest incurred on notes payable owing to non-related companies which is unsecured, due interest at 10% per annum, and is due on demand.  Net loss per share for the period ended June 30, 2013was $0.05 per share for continuing operations and $nil for discontinued operations compared with $nil for both continuing and discontinued operations during the period ended June 30, 2012.

During the three months ended June 30, 2013, the company had a gain of $34,500 as a result of a favorable settlement of debt compared to a gain or loss of $nil in other income/loss during the three months ended June 30, 2012.

Liquidity and Capital Resources

As at June 30, 2013, the Company’s cash and total asset balance was $88,162compared to $6,623at March 31, 2013. The increase in total assets were due to proceeds received from the issuance of notes payable totaling $150,000 offset by increases in operating expenditures.

As at June 30, 2013, the Company had total liabilities of $198,746 compared with $231,492 at March 31, 2013.  The decrease in total liabilities was due to the fact that the former President and Director of the Company assumed responsibility for $82,401 of outstanding notes payable, $19,420 of outstanding accrued interest, and forgave $82,001 of amounts owing, as well as a decrease in accounts payable and accrued liabilities of $30,183.  The decreases were offset by an increase in notes payable of $150,000 for the issuance of two notes payable which are unsecured, bears interest at 10% per annum, and is due on demand.

As at June 30, 2013, the Company had a working capital deficit of $110,584 compared with a working capital deficit of $224,869 as at March 31, 2013.  The decrease in working capital deficit was attributed to the former President and Director of the Company assuming responsibility for $82,401 of outstanding notes payable and forgiveness of $82,001 of amounts owed.

Cashflow from Operating Activities

During the three months ended June 30, 2013, the Company used $68,461of cash for operating activities compared to the use of $nil of cash for operating activities during the three months ended June 30, 2012. The increase in cash used for operating activities is due to the fact that the Company did not have any operations for the current business model in the comparative fiscal year.

Cashflow from Financing Activities

During the three months ended June 30, 2013, the Company received $150,000 of cash from financing activities from the issuance of notes payable as compared to proceeds of $nil for the three months ended June 30, 2012 since the Company had a different line of business.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on July 17, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

1.

Quarterly Issuances:

2.

There were no issuances during the quarter ending June 30, 2013.

2.   Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

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

Dated:  September 13, 2013

/s/Chuck Anton

By: Chuck Anton

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  September 13, 2013

/s/Chuck Anton

By: Chuck Anton

It’s Director